Form 10-Q
period 1998-12-31
ABOVENET COMMUNICATIONS INC
filed 1999-02-11
CIK 1026819

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

      [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____


                        COMMISSION FILE NUMBER 000-25063

                          ABOVENET COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    77-0424796
    (State of incorporation)                (IRS Employer Identification No.)


 50 W. SAN FERNANDO STREET, SUITE #1010, SAN JOSE, CALIFORNIA      95113
       (Address of principal executive offices)                   (Zip Code)

                                 (408) 367-6666
              (Registrant's telephone number, including area code)

                                      NONE
      (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes No X .

        The number of shares outstanding of the Registrant's Common Stock as of February 5, 1999 was 13,593,703.

================================================================================

                          ABOVENET COMMUNICATIONS, INC.

                                      INDEX



                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION
        Condensed Balance Sheets as of December 31, 1998
        and June 30, 1998                                                       1

        Condensed Statements of Operations for the Three Months
        and Six Months Ended December 31, 1998 and
        December 31, 1997                                                       2

        Condensed Statements of Cash Flows for the Six Months
        Ended December 31, 1998 and December 31, 1997                           3

        Notes to Condensed Financial Statements                                 4

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     6


PART II.  OTHER INFORMATION                                                    21


SIGNATURES                                                                     23

PART I.      FINANCIAL INFORMATION


                          ABOVENET COMMUNICATIONS INC.

                            CONDENSED BALANCE SHEETS



                                                                     JUNE 30,        DECEMBER 31,
                                                                       1998              1998
                                                                   ------------      ------------
                                                                                      (UNAUDITED)
                                         ASSETS
Current assets:
  Cash and equivalents .......................................     $  8,141,200      $ 67,903,500
  Short-term investments .....................................               --           974,900
  Accounts receivable, net of reserves
    of $60,000 at June 30, 1998 and
    $257,100 at December 31, 1998 ............................          357,000         1,471,000
  Prepaid expenses and other current assets ..................          269,600           737,100
                                                                   ------------      ------------

         Total current assets ................................        8,767,800        71,086,500
Property and equipment, net ..................................        4,436,100        15,007,600
Restricted cash ..............................................          300,000                --
Right to use fiber optic capacity ............................               --         8,300,000
Deposits and other assets ....................................          189,400         1,337,700
                                                                   ------------      ------------
         Total ...............................................     $ 13,693,300      $ 95,731,800
                                                                   ============      ============



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................     $  2,301,300      $  2,329,600
  Remaining obligation for right to use
    fiber optic capacity .....................................               --         6,425,000
  Accrued liabilities ........................................          619,900         1,016,500
  Customer deposits ..........................................          309,400           653,800
  Current portion of long-term obligations....................          476,000         1,937,700
                                                                   ------------      ------------
         Total current liabilities ...........................        3,706,600        12,362,600
                                                                   ------------      ------------
Convertible notes payable and advances .......................        8,000,000                --
                                                                   ------------      ------------
Other long-term obligations ..................................        1,325,300         6,500,100
                                                                   ------------      ------------

Stockholders' equity:
  Preferred stock, $0.001 par value, 14,000,000
    shares authorized; 4,659,896 shares
    issued and outstanding at June 30,
    1998, none at December 31, 1998 ..........................        6,606,500                --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    364,348 shares issued and
    outstanding at June 30, 1998,
    13,593,956 at December 31, 1998 ..........................           38,900        89,327,100
  Common stock options .......................................        1,861,500         3,467,400
  Deferred stock compensation ................................         (540,100)          (76,900)
  Accumulated deficit ........................................       (7,305,400)      (15,848,500)
                                                                   ------------      ------------
         Total stockholders' equity ..........................          661,400        76,869,100
                                                                   ------------      ------------
         Total ...............................................     $ 13,693,300      $ 95,731,800
                                                                   ============      ============



                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF OPERATIONS




                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                 DECEMBER 31,                       DECEMBER 31,
                                       ------------------------------      ------------------------------
                                           1997              1998               1997              1998
                                       ------------      ------------      ------------      ------------
                                                (UNAUDITED)                         (UNAUDITED)
Revenues .........................     $    674,600      $  2,653,100      $  1,105,500      $  4,446,200
                                       ------------      ------------      ------------      ------------
Costs and expenses:
  Data communications and
     telecommunications ..........          372,800         1,749,800           628,800         2,829,700
  Network operations .............          222,800         1,250,000           444,600         2,022,800
  Sales and marketing ............          216,400         2,137,000           475,000         3,492,800
  General and administrative .....          276,900         1,248,100           475,800         2,060,800
  Depreciation and amortization ..           95,400           543,500           181,800         1,203,300
  Stock-based compensation expense           35,100           733,400            49,400         1,169,600
                                       ------------      ------------      ------------      ------------

          Total costs and expenses        1,219,400         7,661,800         2,255,400        12,779,000
                                       ------------      ------------      ------------      ------------

Loss from operations .............         (544,800)       (5,008,700)       (1,149,900)       (8,332,800)
Interest expense .................          (67,000)         (345,900)         (125,800)         (493,500)
Interest and other income ........            7,400           162,400             9,300           283,200
                                       ------------      ------------      ------------      ------------
Net loss .........................     $   (604,400)     $ (5,192,200)     $ (1,266,400)     $ (8,543,100)
                                       ============      ============      ============      ============

Basic and diluted loss per share .     $      (2.77)     $      (1.56)     $      (5.91)     $      (4.50)
                                       ============      ============      ============      ============
Shares used in basic and diluted
  loss per share .................          218,200         3,337,900           214,400         1,897,000
                                       ============      ============      ============      ============



                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS




                                                               SIX MONTHS ENDED
                                                                 DECEMBER 31,
                                                       ------------------------------
                                                           1997              1998
                                                       ------------      ------------
                                                                          (UNAUDITED)
Cash flows from operating activities:
  Net loss .......................................     $ (1,266,400)     $ (8,543,100)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation and amortization ................          181,800         1,203,300
    Stock-based compensation expense .............           49,400         1,169,600
    Noncash interest expense .....................          112,000            22,900
    Changes in assets and liabilities:
      Accounts receivable ........................         (112,600)       (1,114,000)
      Prepaid expenses and other current assets ..          (21,600)         (467,500)
      Restricted cash ............................         (300,000)          300,000
      Deposits and other assets ..................          (21,000)         (271,700)
      Accounts payable ...........................           73,100            28,300
      Accrued liabilities ........................           92,700           396,600
      Customer deposits ..........................           82,200           344,400
      Deferred rent ..............................               --            78,900
                                                       ------------      ------------
      Net cash used in operating activities ......       (1,130,400)       (6,852,300)
                                                       ------------      ------------
Cash flows from investing activities:
  Cash paid for right to use fiber optic capacity                --        (1,875,000)
  Purchase of property and equipment .............         (297,900)      (11,774,800)
  Purchase of short-term investments .............               --          (974,900)
                                                       ------------      ------------
    Net cash used in investing activities ........         (297,900)      (14,624,700)
                                                       ------------      ------------
Cash flows from financing activities:
  Proceeds from notes payable and advances .......        2,402,700         7,676,800
  Payments on debt ...............................               --          (976,600)
  Principal payments on capital leases ...........          (27,800)         (142,600)
  Proceeds from issuance of common stock .........            3,600        68,064,300
  Proceeds from issuance of convertible
    preferred stock ..............................               --         6,617,400
                                                       ------------      ------------
    Net cash provided by financing activities ....        2,378,500        81,239,300
                                                       ------------      ------------
Net increase in cash and equivalents .............          950,200        59,762,300
Cash and equivalents, beginning of period ........          331,100         8,141,200
                                                       ------------      ------------
Cash and equivalents, end of period ..............     $  1,281,300      $ 67,903,500
                                                       ============      ============
Supplemental cash flow information -- Cash
  paid for interest ..............................     $      5,200      $    493,500
                                                       ============      ============

Noncash investing and financing activities:
  Remaining obligation for right to use
   fiber optic capacity ..........................     $         --      $  6,425,000
                                                       ============      ============
  Exchange of notes, advances, accrued
    interest and warrants for convertible
    preferred stock ..............................     $  1,011,100      $  8,000,000
                                                       ============      ============

  Conversion of preferred stock into Common Stock      $         --      $ 21,223,900
                                                       ============      ============

  Issuance of warrants in connection with
    issuance of debt and leases ..................     $         --      $    899,500
                                                       ============      ============



                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.      CONDENSED FINANCIAL STATEMENTS

        The accompanying condensed financial statements have been prepared by the Company without audit and reflect all material adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, initially filed with the SEC on September 10, 1998. Results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 1999.

2.      INITIAL PUBLIC OFFERING

        On December 15, 1998, the Company sold 5,000,000 shares of Common Stock in an underwritten public offering and on December 30, 1998 sold an additional 750,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $68,014,000. Simultaneously with the closing of the public offering, all 7,184,049 shares of the Company's preferred stock were converted to common stock on a share for share basis. Additionally, substantially all of the holders of warrants to purchase 123,736 shares of Series B convertible Preferred Stock exercised such warrants through a net issuance provision and were issued 104,700 shares of Common Stock.

3.      PROPERTY AND EQUIPMENT, NET

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years. Leasehold improvements and assets acquired under capital lease are amortized over the shorter of the lease term or the useful lives of the improvements.

        Property and equipment are comprised of the following:


                                                               June 30,        December 31,
                                                                 1998              1998
                                                             ------------      ------------
         Property and equipment, at cost:
           Telecommunication equipment .................     $  2,295,300      $  3,406,800
           Leasehold improvements (primarily co-location
             facilities) ...............................          224,700        11,605,400
           Office equipment ............................          186,500           695,700
           Construction in progress ....................        2,389,400           830,800
                                                             ------------      ------------
                   Total ...............................        5,095,900        16,538,700
         Less accumulated depreciation and
             amortization ..............................         (659,800)       (1,531,100)
                                                             ------------      ------------
         Property and equipment, net ...................     $  4,436,100      $ 15,007,600
                                                             ============      ============


Construction in progress primarily relates to costs incurred during the expansion of the Company's facilities.

4.      INDEFEASIBLE RIGHT TO USE FIBER OPTIC CAPACITY

        On December 29, 1998, the Company entered into a series of agreements with affiliates of Global Crossing Ltd. providing for the acquisition of an indefeasible right to use ("IRU") capacity on a fiber optic cable system between the U.S. and the United Kingdom. The agreements, which have 25 year terms, provide for the Company to pay affiliates of Global Crossing Ltd. up to approximately $8.3 million for the capacity in installments during December 1998 and the first calendar quarter of 1999.

5.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued two new standards. The first, Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The second, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographical areas and major customers. The Company will adopt both statements in fiscal 1999. The Company has not yet identified its SFAS No. 131 reporting segments. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use, and is effective for the Company in fiscal 2000. The Company anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

        In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value, and provides for hedge accounting when certain conditions are met. SFAS No. 133 is effective for the Company in fiscal 2000. Although the Company has not fully assessed the implications of SFAS No. 133, the Company does not believe adoption of this statement will have a material impact on the Company's financial position or results of operations.

6.      INCOME TAXES

        The Company fully reserves its deferred tax assets, including net operating loss carryforwards. Therefore no income tax benefit is reflected in the Company's condensed statements of operations.

7.      BASIC AND DILUTED LOSS PER SHARE

        Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase by the Company, for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common shares equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.


                                               Three Months Ended                  Six Months Ended
                                                   December 31,                      December 31,
                                            ----------------------------      ----------------------------
                                                1997            1998              1997             1998
                                            -----------      -----------      -----------      -----------
Net loss (numerator), basic and diluted     $  (604,400)     $(5,192,200)     $(1,266,400)     $(8,543,100)
                                            ===========      ===========      ===========      ===========
Shares (denominator):
Weighted average common shares ........         218,200        3,352,500          214,400        1,911,100
Weighted average common shares
     outstanding subject to repurchase               --          (14,600)              --          (14,100)
                                            -----------      -----------      -----------      -----------
Shares used in computation, basic and
     diluted ..........................         218,200        3,337,900          214,400        1,897,000
                                            ===========      ===========      ===========      ===========
Net loss per share, basic and diluted .     $     (2.77)     $     (1.56)     $     (5.91)     $     (4.50)
                                            ===========      ===========      ===========      ===========

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission ("SEC") on September 10, 1998 (the "Registration Statement"). The Company's fiscal year ends on June
30. The fiscal year ended June 30, 1998 is referred to as fiscal 1998 and the fiscal year ended June 30, 1999 is referred to as fiscal 1999.

OVERVIEW

        AboveNet is a leading provider of high performance, managed co-location and Internet connectivity solutions for electronic commerce and other mission-critical Internet operations. The Company was founded in March 1996 and, in July 1996, it began providing co-location and Internet connectivity services to content providers at its San Jose, California facility. In August 1997, the Company expanded its service offerings to provide co-location and Internet connectivity services to ISPs, enabling the development of the Company's ISX model. In July 1998, the Company opened its second ISX facility in Vienna, Virginia and completed an expansion of its San Jose ISX facility. The San Jose facility has approximately 10,000 square feet of co-location space and the Vienna facility has approximately 17,000 square feet of such space.

        The Company derives most of its revenues from bandwidth charges, with additional revenues generated from charges related to space requirements and one-time installation fees. Bandwidth and space requirement charges are billed on a monthly basis. Space requirement charges include access to the Company's network, proprietary tools and management services. In most instances, the Company charges its customers for a set amount of bandwidth availability and charges incremental fees if the customer uses additional bandwidth. The Company's contracts range from month to month to multiple year commitments, a majority of which are cancelable on 30 days' notice. Revenues relating to bandwidth usage and space requirement charges are generally recognized in the period in which the services are performed. Installation fees are recognized in the period of installation. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Need to Grow and Retain Customer Base; Lengthy Sales Cycle."

        A significant component of the Company's expenses relates to data communications and telecommunications. Data communications costs consist primarily of payments to network providers, such as MCI WorldCom, Sprint, and WinStar Communications, Inc. Telecommunications charges consist of one time fees for circuit installation and variable recurring circuit charges. Monthly circuit charges vary based upon circuit type, the distance the circuit spans and/or the circuit usage, as well as the term of the contract.

        On December 29, 1998, the Company entered into a series of agreements with affiliates of Global Crossing Ltd. providing for the acquisition of an indefeasible right to use capacity on a fiber optic cable system between the U.S. and the United Kingdom (the "IRU"). The agreements, which have 25 year terms, provide for the Company to pay affiliates of Global Crossing Ltd. up to approximately $8.3 million for the capacity in installments during December 1998 and the third quarter of fiscal 1999. The Company acquired this capacity as part of its global ISX strategy and expects the capacity to be available by the fourth quarter of fiscal 1999. As the principal component of this strategy, the Company intends to make investments in joint ventures and foreign companies that can develop ISX facilities in Europe and Asia. In the short term, the Company plans to resell all or a portion of the additional capacity. The Company may enter into additional IRUs or other types of arrangements to secure capacity for

Europe, Asia and/or the Pacific Rim. Such agreements may require the Company to make substantial up front payments for long-term capacity that would require the Company to seek additional debt or equity financing. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - Uncertain Need and Availability of Additional Funding."

        The Company plans to expand its San Jose, California presence and as such intends to develop a second San Jose ISX facility of approximately 110,000 square feet, including approximately 50,000 square feet of co-location space. The new facility is targeted to open in the fall of 1999. The Company intends to initially complete the build-out of approximately 13,000 square feet of co-location space and to complete the build-out of additional co-location space incrementally over time based on customer demand. In addition, the Company has entered into a lease in New York, New York and intends to develop a smaller ISX facility therein. The New York facility is expected to be approximately 27,000 square feet, including approximately 12,000 square feet of co-location space. The new facility is targeted to open in the fall of 1999. The Company intends to initially complete the build-out of approximately 5,000 square feet of co-location space and to complete the build-out of additional co-location space incrementally over time based on customer demand. The development and equipping of these facilities will significantly increase the Company's fixed and operating expenses, including expenses associated with hiring, training and managing new employees, purchasing new equipment, implementing power and redundancy systems, implementing multiple data communication and telecommunication connections, leasing additional real estate and depreciation. Also, any build-out of incremental co-location space at the planned facilities may require additional debt or equity financing. No assurance can be given that additional financing will be available or that, if available, such financing will be on terms favorable to the Company. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Risks Associated with Recent and Planned Business Expansion," "-- Uncertain Need and Availability of Additional Financing" and "Business -- Facilities."

        A key aspect of the Company's strategy is to significantly increase its sales and marketing activities through the expansion of its sales force, increased focus on developing reseller channels and increased marketing efforts to build the AboveNet brand. Prior to the quarter ended June 30, 1998 (the fourth quarter of fiscal 1998), the Company had undertaken no significant marketing activities. As a result, the Company expects sales and marketing expenses to increase substantially in future periods. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Need to Grow and Retain Customer Base; Lengthy Sales Cycle."

        Since its inception in March 1996, the Company has experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of December 31, 1998, the Company had an accumulated deficit of $15,848,500. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. In addition, although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is necessarily indicative of future operating results. There can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or, if achieved, will sustain profitability. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Limited Operating History; History of Losses; Expected Continued Losses."

RESULTS OF OPERATIONS

        The following table sets forth certain statements of operations data as a percentage of revenues for the quarters and the six months ended December 31, 1997 and 1998. This data has been derived from the unaudited condensed financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any quarter should not be considered indicative of results of any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement.


                                                                        SIX MONTHS
                                                                           ENDED
                                      DECEMBER 31.   DECEMBER 31,       DECEMBER 31,
                                      ------------   ------------    -------------------
                                          1997          1998          1997         1998
                                         -----         -----         -----         -----
Revenues .........................       100.0%        100.0%        100.0%        100.0%
                                         -----         -----         -----         -----

Costs and expenses:
  Data communications and
     telecommunications ..........        55.3          66.0          56.9          63.6
  Network operations .............        33.0          47.1          40.2          45.5
  Sales and marketing ............        32.1          80.5          43.0          78.6
  General and administrative .....        41.0          47.0          43.0          46.3
  Depreciation and amortization ..        14.1          20.5          16.4          27.1
  Stock-based compensation expense         5.3          27.7           4.5          26.3
                                         -----         -----         -----         -----
          Total costs and expenses       180.8         288.8         204.0         287.4
                                         -----         -----         -----         -----
Loss from operations .............       (80.8)       (188.8)       (104.0)       (187.4)
Interest expense .................        (9.9)        (13.0)        (11.4)        (11.1)
Interest and other income ........         1.1           6.1           0.8           6.4
                                         -----         -----         -----         -----
Net loss .........................       (89.6)%      (195.7)%      (114.6)%      (192.1)%
                                         =====         =====         =====         =====


Comparison of the Quarters Ended December 31, 1998, September 30, 1998 and December 31, 1997

        Revenues. The Company derives most of its revenues from monthly bandwidth charges, with additional revenues from space requirement charges and one-time installation fees. Revenues for the quarter ended December 31, 1998 were $2,653,100, resulting in an increase of 48% over revenues of $1,793,100 for the quarter ended September 30, 1998 and representing a 293% increase over revenues of $674,600 for the quarter ended December 31, 1997. Compared to each of the earlier quarters, this growth in revenues resulted primarily from an increase in the Company's customer base, as well as increased bandwidth utilization by existing customers. At December 31, 1998, the Company had 382 customers compared to 316 customers at September 30, 1998 and 178 customers at December 31, 1997. One customer, RemarQ Inc. (formerly known as Supernews, Inc.), accounted for 9% of revenues in the quarter ended December 31, 1998, 11% of revenues in the quarter ended September 30, 1998, and 13% of revenues in the quarter ended December 31, 1997. The Company's agreement with RemarQ Inc. has a term of one year which expires July 1999 and does not contain any minimum bandwidth usage requirements.

        Data Communications and Telecommunications. Data communications costs consist primarily of payments to network providers, such as MCI WorldCom, Sprint, and WinStar Communications, Inc. Telecommunications charges consist of one-time fees for circuit installation and variable recurring circuit charges. The Company's data communications and telecommunications expenses were $1,749,800 in the quarter ended December 31, 1998, an increase of 62% from $1,079,900 in the quarter ended September 30, 1998 and an increase of 369% over data communications and telecommunications expenses of $372,800 for the quarter ended December 31, 1997. In comparison to each of the earlier quarters, the higher data and telecommunications expenses were primarily due to increased bandwidth usage by the Company's increased customer base. The Company expects that data communications and telecommunications costs will continue to increase in absolute dollars as the Company continues to expand its network infrastructure.

        Network Operations. Network operations expenses are comprised primarily of salaries, benefits and related expenses for the Company's operations and engineering personnel, as well as facility rent and expenses associated with maintaining the Company's co-location facilities. For the quarter ended December 31, 1998, network operations expenses were $1,250,000, an increase of 62% over expenses of $772,800 for the preceding quarter and 461% over network operations expenses of $222,800 in the quarter ended December 31, 1997. Such increases were primarily due to the hiring of additional operations and engineering personnel and the costs associated therewith, with staffing related to the Vienna Virginia ISX facility representing a significant factor in the increase between the second and first quarters of fiscal 1999. The Company expects that network operations expenses will continue to increase in absolute dollars as the Company hires additional personnel to expand its operations and open its new facilities.

        Sales and Marketing. The Company's sales and marketing expenses are primarily comprised of salaries, commissions and benefits related to the Company's sales and marketing personnel, the cost of the Company's marketing and promotional efforts, including advertising, printing and trade show costs, as well as related consultants' fees and travel and entertainment expenses. For the quarter ended December 31, 1998, sales and marketing expenses were $2,137,000, an increase of 58% over expenses of $1,355,800 for the preceding quarter and 888% over sales and marketing expenses of $216,400 for the quarter ended December 31, 1997. The increases over both the preceding and year-earlier quarter were primarily the result of compensation and expenses related to additional sales and marketing personnel and increases in trade show, advertising and marketing program costs. The Company expects that sales and marketing expenses will increase substantially in future periods as the Company continues to expand its sales force and its brand-building activities.

        General and Administrative. The Company's general and administrative expenses are comprised primarily of salaries and benefits for the Company's management and administrative personnel, as well as fees paid for professional services and corporate overhead. During the quarter ended December 31, 1998, general and administrative expenses were $1,248,100, an increase of 54% over such general and administrative expenses of $812,700 for the preceding quarter and 351% over general and administrative expenses of $276,900 for the quarter ended December 31, 1997. These increases were principally due to increased compensation and related benefits associated with additional personnel, increases in professional services fees, and costs associated with supporting the Company's expansion. The Company expects that general and administrative expenses will continue to increase in absolute dollars as the Company expands its operations and incurs the higher costs associated with being a publicly-traded company.

        Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the Company's facility improvement and construction efforts, as well as telecommunications equipment. The Company's depreciation and amortization expenses were $543,500 in the quarter ended December 31, 1998, a decrease from $659,800 in the quarter ended September 30, 1998 and significantly above depreciation and amortization expenses of $95,400 during the quarter ended December 31, 1997. The decrease in depreciation and amortization expenses from the quarter ended September 30, 1998 resulted from the Company's recognition during that quarter of a $186,000 loss on the disposal of certain assets. Such loss related to the retirement of certain assets and the demolition of previously capitalized facility improvement costs, in connection with the expansion of the Company's ISX facility in San Jose, California. The increase in depreciation and amortization expenses over the year-earlier quarter was due to capital expenditures incurred during the second half of fiscal 1998 and in fiscal 1999, related to facility improvement and construction costs in San Jose, California, the construction of the ISX facility in Vienna, Virginia and additional telecommunications equipment. The Company expects to incur increased depreciation and amortization expenses related to its planned new ISX facilities in San Jose, California and New York, New York as well as the amortization of the IRU.

        Stock-based Compensation. During fiscal 1998 and 1999, the Company granted stock options to a key executive which had exercise prices which were below the market prices on the dates of the grants. Additionally, during late fiscal 1997, fiscal 1998 and fiscal 1999, the Company granted stock options and warrants to strategic business partners and non-employees. Stock options and warrants result in stock-based compensation charges, a portion of which is deferred and expensed over the vesting period. On December 15, 1998, the Company completed its initial public offering, at which time the vesting of a significant number of such options accelerated. Consequently, the remaining deferred compensation costs related to those options were recognized. For the quarters ended December 31, 1998, September 30, 1998 and December 31, 1997, stock-based compensation expenses were

$733,400, $436,200 and $35,100, respectively. At December 31, 1998, the Company had $76,900 in deferred stock compensation, which will continue to be amortized through fiscal 2000.

        Interest Expense. For the quarters ended December 31, 1998, September 30, 1998, and December 31, 1997, interest expense was $345,900, $147,600 and
$67,000, respectively. Interest expense for the quarters ended December 31, 1998 and September 30, 1998 relates to borrowings the Company entered into during the quarters ended June 30, 1998 and September 30, 1998 to finance equipment purchases and improvements to the Company's ISX facilities in San Jose, California and Vienna, Virginia. Interest expense during the quarter ended December 31, 1997 was primarily related to the issuance of warrants associated with the Company's issuance of convertible debt. The Company expects that interest expense will continue to increase in absolute dollars as the Company enters into additional equipment leases and borrowing facilities to finance expansion, including the development of its planned second ISX facility in San Jose, California and its facility in New York, New York.

        Interest and Other Income. Interest and other income was $162,400, $120,800 and $7,400 for the quarters ended December 31, 1998, September 30, 1998 and December 31, 1997, respectively. Compared to the two earlier quarters, the increased interest income for the quarter ended December 31, 1998 resulted from interest earned on higher average cash balances. The increased average cash balances were due in large part to the Company's various equity offerings during the first and second quarters of fiscal 1999. (See Liquidity and Capital Resources.)

Comparison of Six Month Periods Ended December 31, 1998 and December 31, 1997

        Revenues. For the six months ended December 31, 1998, revenues were $4,446,200, significantly above revenues of $1,105,500 for the six months ended December 31, 1997. This growth in revenues was primarily due to the addition of new customers, as well as increased bandwidth utilization by existing customers. At December 31, 1998, the Company had 382 customers compared to 178 customers at December 31, 1997.

        Data Communications and Telecommunications. For the six months ended December 31, 1998, data communications and telecommunications expenses were $2,829,700 compared to data communications and telecommunications expenses of $628,800 for the six months ended December 31, 1997. The period to period increase is primarily due to the growth in the Company's customer base and usage of additional bandwidth.

        Network Operations. For the six months ended December 31, 1998, network operations expenses were $2,022,800, compared to network operations expenses of $444,600 for the six months ended December 31, 1997. The increase was primarily related to additional operations and engineering personnel, additional facilities rent expense and other costs associated with the expanded operations in San Jose, California and the addition of the operations in Vienna, Virginia.

        Sales and Marketing. For the six months ended December 31, 1998, sales and marketing expenses were $3,492,800, compared to sales and marketing expenses of $475,000 for the six months ended December 31, 1997. The increase over the year-earlier period was primarily the result of costs related to additional sales and marketing personnel, and increases in trade show, advertising and marketing program costs.

        General and Administrative. For the six months ended December 31, 1998, general and administrative expenses were $2,060,800, compared to general and administrative expenses of $475,800 for the six months ended December 31, 1997. The increased general and administrative expenses were principally due to additional personnel, increases in fees for professional services, and costs associated with supporting the Company's expansion.

        Depreciation and Amortization. For the six months ended December 31, 1998, depreciation and amortization expenses were $1,203,300, compared to depreciation and amortization expenses of $181,800 for the six months ended December 31, 1997. The increase in depreciation and amortization expenses was primarily due to capital expenditures incurred during the second half of fiscal 1998 and in fiscal 1999, related to facility improvement and construction costs in San Jose, California, the construction of the ISX facility in Vienna, Virginia and additional telecommunications equipment. The Company expects to incur increased depreciation and amortization expenses related to its planned new ISX facilities in San Jose, California and New York, New York.

        Stock-Based Compensation. For the six-month periods ended December 31, 1998 and December 31, 1997, stock-based compensation expenses were $1,169,600 and $49,400, respectively. Stock-based compensation in fiscal 1999 related primarily to the acceleration of the vesting of certain options upon the closing of the Company's initial public offering and to services rendered during fiscal 1999.

        Interest Expense. For the six months ended December 31, 1998, interest expense was $493,500 compared to $125,800 for the six months ended December 31, 1997. Interest expenses during the six months ended December 31, 1998 related to borrowings to finance equipment purchases and improvements to the Company's ISX facilities in San Jose, California and Vienna, Virginia. Interest expense during the six months ended December 31, 1997 primarily related to the issuance of warrants associated with the Company's issuance of convertible notes.

        Interest and Other Income, For the six months ended December 31, 1998 interest and other income was $283,200 compared to $9,300 for the six months ended December 31, 1997. The year to year increase resulted from interest earned on higher average cash balances. The increased average cash balances were due in part to the Company's various equity offerings during the period. (See Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

        The Company had cash and equivalents of $67,903,500 as of December 31, 1998, compared to the June 30, 1998 balance of $8,141,200, an increase of $59,762,300.

        During the six months ended December 31, 1998, the Company completed its initial public offering generating net proceeds of $68,014,000 and generated an additional $6,667,800 from the sale of both Common Stock upon stock options exercises and the sale of Series D and Series E preferred stock. In addition, the Company received $7,676,800 from utilization of its equipment financing facilities during the six months ended December 31, 1998.

        Cash used in operating activities for the six months ended December 31, 1998 was $6,852,300 consisting primarily of net losses. In addition, the Company used cash for the purchase of leasehold improvements and property and equipment totaling $11,774,800. These purchases included costs associated with the establishment and expansion of the Company's ISX facility in Vienna, Virginia, the expansion of the Company's ISX facility in San Jose, California and costs associated with the development of its second San Jose, California facility. In addition, the Company used cash to pay the first installment of $1,875,000 toward the purchase of an $8,300,000 25-year IRU for fiber optic capacity.

        The Company has a $15,000,000 equipment financing arrangement. Borrowings under this arrangement are payable in 42 monthly installments. Borrowings incurred prior to December 31, 1998 bear interest at the rate of 14.7% and borrowings subsequent to December 31, 1998 bear interest at 13.25%. As of December 31, 1998, approximately $6,000,000 remained available for borrowings under this arrangement. The Company expects to utilize the available credit for the development of the planned second ISX facility in San Jose, California. The Company also has a $2,500,000 equipment lease facility, of which $1,950,000 was available for future use at December 31, 1998.

        The Company has a $750,000 line of credit facility with a bank, none of which was outstanding at December 31, 1998. Borrowings under the line of credit facility bear interest at the bank's prime rate plus 1% and the line of credit facility expires in May 1999.

        The Company currently expects to utilize approximately $20,000,000 to $25,000,000 million for capital expenditures in connection with the development of the Company's planned second ISX facility in San Jose, California, which is expected to open in the fall of 1999 and its planned New York, New York facility which is expected to open in the fall of 1999. The Company intends to complete the build-out of additional co-location space incrementally over time based on customer demand. Any build-out of incremental co-location space at the new facilities may require additional debt or equity financing. In addition, there can be no assurance that such a facility can be developed within the expected budget. In addition, the Company will be required to pay the remaining $6,425,000 for the purchase of the IRU. The Company may enter into IRUs or other types of arrangements to secure capacity for Europe, Asia and/or the Pacific Rim. Such agreements may require the Company to make substantial up front payments for long-term capacity that would require the Company to seek additional debt or equity financing. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Risks Associated with Recent and Planned Business Expansion" and "-- Uncertain Need and Availability of Additional Financing."

        The Company believes that it has sufficient working capital and available bank credit to sustain operations and provide for the expansion of its business for the next 12 months. The Company may require additional funds to support its working capital requirements or for other uses and may seek to raise additional funds through public or private equity or debt financings or other sources. No assurance can be given that additional financing will be available or that, if available, such financing will be obtainable on terms favorable to the Company and its stockholders. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources -- Uncertain Need and Availability of Additional Funding."

YEAR 2000 COMPLIANCE

        Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. The Company has begun its Year 2000 readiness review. See "Other Factors Affecting Operating Results, Liquidity and Capital Resources - Year 2000 Compliance."

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

        LIMITED OPERATING HISTORY; HISTORY OF LOSSES; EXPECTED CONTINUED LOSSES. The Company was incorporated in March 1996 and has experienced operating losses in each quarterly and annual period since inception. The Company experienced a net loss of $5,425,000 in fiscal year 1998 and a net loss of $8,543,100 for the first six months of fiscal 1999. At December 31, 1998, the Company had an accumulated deficit of $15,848,500. The Company began offering its co-location and Internet connectivity services to content providers in July 1996, and introduced its co-location and Internet connectivity services to ISPs in August 1997. The Company began operating its second ISX facility in Vienna, Virginia in July 1998. The revenue and income potential of the Company's business and market is unproven, and the Company's limited operating history makes an evaluation of the Company and its prospects difficult. The Company and its prospects must be considered in light of the risks, expenses and difficulties encountered by companies in the new and rapidly evolving market for co-location and Internet connectivity services. The Company expects to continue making significant investments to (i) substantially increase its sales and marketing activities,
(ii) purchase additional indefeasible rights to use capacity on fiber optic cable systems, and (iii) establish additional ISX facilities in San Jose, California and in New York, New York. In addition, the Company expects to make investments in joint ventures or foreign entities developing international ISXs. The Company believes that it will continue to experience net losses on a quarterly and annual basis for the foreseeable future, and such losses are expected to increase significantly from current levels. To achieve or sustain profitability, among other things, the Company must substantially grow its customer base, including maintaining existing customer relationships, expand domestically and internationally, provide scalable, reliable and cost-effective services, continue to grow its infrastructure to accommodate expanded and new facilities, additional customers and increased bandwidth use of its network, expand its channels of distribution, effectively establish its brand name, retain and motivate qualified personnel and continue to respond to competitive developments. Failure of the Company's services to achieve widespread market acceptance would have a material adverse effect on the Company's business, results of operations and financial condition. Although the Company has experienced significant growth in revenues in recent periods, the Company does not believe that this growth rate is necessarily indicative of future operating results, and there can be no assurance that the Company will ever achieve profitability on a quarterly or an annual basis or, if achieved, will sustain profitability.

        NEED TO GROW AND RETAIN CUSTOMER BASE; LENGTHY SALES CYCLE. The Company's success is substantially dependent on the continued growth of its customer base and the retention of its customers. The Company's ability to attract new customers will depend on a variety of factors, including the willingness of businesses to outsource their mission-critical Internet operations, the reliability and cost-effectiveness of the Company's services and the Company's ability to effectively market such services. A majority of the Company's customer contracts are cancelable on 30 days' notice. In the past, the Company has lost customers to other service providers for various reasons, including as a result of lower prices and other incentives offered by competitors and not matched by the Company. Accordingly, there can be no assurance that the Company's customers will maintain or renew their commitments to use the Company's services. The Company intends to develop alternative distribution and lead generation relationships with potential channel partners including hardware providers, system integrators, value-added resellers and Web hosting companies. Any failure by the Company to develop these relationships could materially and adversely impact the ability of the Company to generate increased revenues, which would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company typically experiences a lengthy sales cycle for its services, resulting, in part, from the importance to customers of securing Internet connectivity for mission-critical operations and the need to educate certain customers regarding the benefits of co-location and Internet connectivity services. Changes in the rate of growth in the Company's customer base, customer renewal rates and the sales cycle for the Company's services, have caused, and are expected in the future to cause, significant fluctuations in the Company's results of operations on a quarterly and an annual basis. In addition, the Company intends to significantly increase its sales and marketing expenditures. Due to the typically lengthy sales cycle for the Company's services, such expenses will occur prior to customer commitments for the Company's services. There can be no assurance that the increase in the Company's sales and marketing efforts will result in increased sales of the Company's services.

        POTENTIAL FLUCTUATIONS IN RESULTS OF OPERATIONS. The Company has experienced significant fluctuations in its results of operations on a quarterly and annual basis. The Company expects to continue to experience significant fluctuations in its future quarterly and annual results of operations due to a variety of factors, many of which are outside the Company's control, including: demand for and market acceptance of the Company's services; capacity utilization of its ISX facilities; fluctuations in data communications and telecommunications costs; reliable continuity of service and network availability; customer retention; the timing and success of marketing efforts by the Company; the timing and magnitude of capital expenditures, including costs relating to the expansion of operations; the timely expansion of existing facilities and completion of new facilities; the ability to increase bandwidth as necessary; fluctuations in bandwidth used by customers; the timing and magnitude of expenditures for sales and marketing; introductions of new services or enhancements by the Company and its competitors; the timing of customer installations and related payments; the ability to maintain or increase peering relationships; provisions for customer discounts and credits; the introduction by third parties of new Internet services; increased competition in the Company's markets; growth of Internet use and establishment of Internet operations by mainstream enterprises; changes in the pricing policies of the Company and its competitors; changes in regulatory laws and policies; economic conditions specific to the Internet industry; and general economic factors. In addition, a relatively large portion of the Company's expenses are fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate, interest and personnel, and therefore the Company's future results of operations will be particularly sensitive to fluctuations in revenues. Furthermore, although the Company has not encountered significant difficulties in collecting its accounts receivable in the past, many of the Company's customers are in an emerging stage, and there can be no assurance that the Company will be able to collect receivables on a timely basis. The Company also expects that its sales may be affected by seasonal trends with decreased revenues during the summer months. Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

        INTENSE COMPETITION. The market served by the Company is intensely competitive. There are few substantial barriers to entering the co-location service business, and the Company expects that it will face additional competition from existing competitors and new market entrants in the future. The Company believes that participants in this market must grow rapidly and achieve a significant presence in the market in order to compete effectively. There can be no assurance that the Company will have the resources or expertise to compete successfully in the future. In addition, many of the Company's current and potential competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than the Company. As a result, certain of these competitors may be able to develop and expand their network infrastructures and service offerings more quickly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing and incentive policies than can the Company. In an effort to gain market share, certain of the Company's competitors have offered co-location services similar to those of the Company at lower prices than those of the Company or with incentives not matched by the Company, including free start-up and domain name registration, periods of free service and low-priced Internet access. As a result of these policies, the Company may encounter increasing pricing pressure which could result in loss of customers and have a material adverse effect on its business, results of operations and financial condition.

        In addition, certain of the Company's competitors have entered and will likely continue to enter into joint ventures, consortiums or consolidations to provide additional services competitive with those provided by the Company. As a result, such competitors may be able to provide customers with additional benefits in connection with their co-location and network management solutions, including reduced communications costs, which could reduce the overall costs of their services relative to the Company's services. There can be no assurance that the Company will be able to offset the effects of any such price reductions. The Company believes that companies seeking co-location and Internet connectivity providers for their mission-critical Internet operations may use more than one company to provide this service. As a result, these customers would be able to more easily shift the amount of service and bandwidth usage from one provider to another. The Company may also face competition from its suppliers. See "Business -- Competition."

        RISKS ASSOCIATED WITH RECENT AND PLANNED BUSINESS EXPANSION. The Company recently opened its second ISX facility in Vienna, Virginia. In addition, the Company intends to develop two additional ISX Facilities. The Company intends to develop a second San Jose, California ISX facility of approximately 110,000 square feet, including approximately 50,000 square feet of co-location space. The Company recently entered into a lease for this facility. The Company intends to initially complete the build-out of approximately 13,000 square feet of co-location space and to complete the build-out of additional co-location space incrementally over time based on customer demand. This second San Jose, California facility is targeted to open in the fall of 1999. In addition, the Company has entered into a lease in New York, New York and intends to develop a smaller ISX facility therein. The New York facility will be approximately 27,000 square feet, including approximately 12,000 square feet of co-location space and is targeted to open in the fall of 1999. The Company intends to initially complete the build-out of approximately 5,000 square feet of co-location space and to complete the build-out of additional co-location space incrementally over time based on customer demand. In addition, any build-out of incremental co-location space at the new facilities may require the Company to obtain additional debt or equity financing. The Company will need to accomplish a number of objectives in order to successfully complete the development of the planned ISX facilities, on a timely basis or at all, including obtaining necessary permits and approvals, passing required inspections, and hiring necessary contractors, builders, electricians, architects and designers. In addition, the development of this new facility could place a significant strain on the Company's management resources and could result in the diversion of management attention from the day-to-day operation of the Company's business. The successful development of the facilities will require careful management of various risks associated with significant construction projects, including construction delay, cost estimation errors or overruns, equipment and material delays or shortages, inability to obtain necessary permits on a timely basis and other factors, many of which are beyond the Company's control. There can be no assurance with respect to the cost, timing or extent of any expansion or that the Company will be successful in expanding its operations, or developing the ISX facilities planned for San Jose, California and New York, New York, as well as any new ISX facilities that the Company may want to establish in the future, on a timely basis, or at all. The Company's inability to establish its planned facility or to effectively manage its expansion would have a material adverse effect upon the Company's business, results of operations and financial condition. Furthermore, the Vienna, Virginia ISX facility and, if completed, the new San Jose, California and New York, New York ISX facilities, will result in substantial new fixed and operating expenses, including expenses associated with hiring, training and managing new employees, purchasing new equipment, implementing power and redundancy systems, implementing multiple data communication and telecommunication connections, leasing additional real estate and depreciation. In addition, the Company will need to continue to implement and improve its operational and financial systems. If revenue levels do not increase sufficiently to offset these new expenses, the Company's operating results will be materially adversely impacted in future periods. There can be no assurance that the Company will accurately anticipate the customer demand for new facilities or that the Company will attract a sufficient number of customers. See " -- Uncertain Need and Availability of Additional Funding."

        RISK ASSOCIATED WITH INVESTMENTS IN INTERNATIONAL ISXs. The Company also intends to make strategic minority investments in joint ventures and foreign companies that develop ISX facilities in Europe and Asia and to license its trademarks and technology to such entities. If the Company makes such investments, the Company will be dependent on these joint ventures and foreign companies to establish and operate ISX facilities. The ability of these joint ventures and foreign companies to successfully establish and operate ISX facilities is subject to a number of risks over which the Company will have little or no control, as a result of its anticipated minority ownership in such entities. There can be no assurance that these entities will be able to obtain the necessary data communications and telecommunications infrastructure in a cost-effective manner or compete effectively in international markets. In addition, there can be no assurance that any of these investments, if made, will result in the establishment of ISX facilities, or that such investment relationships will not be disrupted. Furthermore, to the extent that such entities use the AboveNet brand name and do not provide the same level of performance and service as the Company, their operations could have a material adverse effect on the Company's reputation and brand equity. Furthermore, certain foreign governments have enforced laws and regulations related to content distributed over the Internet that are more restrictive than those currently in place in the United States. There can be no assurance that one or more of these factors will not have a material adverse effect on the Company's global ISX strategy, business, results of operations and financial condition.

        UNCERTAIN NEED AND AVAILABILITY OF ADDITIONAL FUNDING. The Company expects to incur significant expenditures as part of its planned expansion, including increases in sales and marketing expenses and expenditures for new and expanded co-location facilities. In addition, any incremental development of additional co-location space at the planned ISX facilities in San Jose, California or New York, New York may require additional debt or equity financing. On December 29, 1998, the Company entered into a series of agreements with affiliates of Global Crossing Ltd. providing for the acquisition of an indefeasible right to use ("IRU") capacity on a fiber optic cable system between the U.S. and the United Kingdom. The agreements, which have 25 year terms, provide for the Company to pay affiliates of Global Crossing Ltd. up to approximately $8.3 million for the capacity in installments during December 1998 and the first quarter of 1999. The Company acquired this capacity as part of its global ISX strategy. As the principal component of this strategy, the Company intends to make investments in joint ventures and foreign companies that can develop ISX facilities in Europe and Asia. In the short term, the Company plans to resell all or a portion of the additional capacity. The Company may enter into IRUs or other types of arrangements to secure capacity for Europe, Asia and/or the Pacific Rim. Such agreements may require the Company to make substantial up front payments for long-term capacity that would require the Company to seek additional debt or equity financing. No assurance can be given that additional financing will be available or that, if available, will be available on terms favorable to the Company. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit its operations and expansion plans significantly, sell assets, or seek to refinance outstanding obligations, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

        YEAR 2000 COMPLIANCE. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

        The Company has begun the first phase of its Year 2000 readiness review. The review will include assessment, implementation, testing and contingency planning. To date, the Company has evaluated its internally developed software and believes that such software is Year 2000 compliant. However, the Company utilizes software and hardware developed by third parties both for its network and internal information systems. The Company has not done any testing of such third party software to determine if such software is Year 2000 compliant. The Company has sought assurances from certain of its vendors, and intends to continue to seek assurances from others, that such vendors products are or will be Year 2000 compliant.

        The Company expects to continue assessing and testing its internal information technology ("IT") and non-IT systems into 1999. The Company is not currently aware of any material operations issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000. However, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

        Based upon the public filings and press releases of the Company's primary equipment, telecommunications and data communications providers, the Company is aware that all such providers are in the process of reviewing and implementing their own Year 2000 compliance programs. Since the Company does not believe that it will be afforded the opportunity to test the systems of these providers, it will seek assurances from them that they are Year 2000 compliant. If the Company's primary vendors experience business interruptions as a result of the failure to achieve Year 2000 compliance, the Company's ability to provide Internet connectivity could be impaired, which could have a material adverse effect on the Company's business, results of operations and financial condition.

        The Company does not currently have any information regarding the Year 2000 status of its customers, most of whom are private companies. However, the Company is in the process of developing a plan to survey all of its customers regarding their Year 2000 compliance. As is the case with similarly situated companies, if the Company's customers experience Year 2000 problems, which result in business interruptions or otherwise impact their operations, the Company could experience a decrease in the demand for its services, which could have a material adverse impact on its business, results of operations and financial condition.

        The Company has not incurred any significant expenses to date associated with its Year 2000 plan and is not aware of any material costs associated with its anticipated Year 2000 efforts. The Company believes that a material loss of revenues that could materially adversely affect the Company's business, results of operations and financial condition would arise only if the Company's major customers or providers fail to achieve Year 2000 readiness. The Company has not yet developed a comprehensive contingency plan to address the issues which could result from such failure.

        MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL. The Company has recently experienced a period of rapid growth with respect to the expansion of its ISX facilities and its customer base. The Company's ability to manage effectively its recent growth and any future growth will require it to continue to expand its operating and financial procedures and controls, to replace or upgrade its operational, financial and management information systems and to attract, train, motivate, manage and retain key employees. The Company is currently upgrading its financial and management information systems. There can be no assurance that the Company will be able to implement such new systems successfully or on a timely basis. The Company also is dependent upon its ability to increase substantially the size of its sales and marketing organization. The market for highly qualified sales and marketing personnel is very competitive. There can be no assurance that the Company will be successful in meeting its hiring goals or that any new employees will be successful in expanding the Company's customer base. The Company's growth has placed, and if it continues, will place, a significant strain on the Company's financial, management, operational and other resources. If the Company's management is unable to effectively manage any further growth that may occur, the Company's business, results of operations and financial condition would be materially adversely affected.

        The Company has recently hired many key employees and officers. As a result, the Company's management team has worked together for only a brief time. The Company's ability to effectively execute its strategies will depend in part upon its ability to integrate these and future managers into its operations. If the Company's executives are unable to manage growth effectively, the Company's business, results of operations and financial condition could be materially adversely affected. The Company's success also depends in significant part upon the continued services of its senior management and key technical and sales personnel. Any officer or employee of the Company can terminate his or her relationship with the Company at any time. The loss of the services of one or more of the Company's key employees or the Company's failure to attract additional qualified personnel could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISK OF SYSTEM FAILURE. The Company's operations are dependent upon its ability to prevent system interruption and protect its network infrastructure and customers' equipment against damage from human error, fire, earthquakes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. The Company's existing and planned ISX facilities in San Jose, California are in an area that is subject to earthquakes and, as a result, are subject to greater risk of system interruption. Despite precautions taken, and planned to be taken, by the Company, the occurrence of a natural disaster or other unanticipated problems such as human interference or mistake, unannounced or unexpected changes in transmission protocols or other technology, could result in interruptions in the services provided by the Company or significant damage to customer equipment. In addition, failure of any of the Company's data communication and telecommunication providers, such as MCI WorldCom, Sprint, Pacific Bell, Teleport Communications Group, a subsidiary of AT&T, and WinStar Communications, Inc., to provide the data communication and/or telecommunication capacity required by the Company, whether as a result of human error, a natural disaster or other operational disruption, could result in interruptions in the Company's services. Any damage to or failure of the systems of the Company or its service providers could result in reductions in, or terminations of, services supplied to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially adversely affected. The Company may be subject to legal claims by its customers for disruption of service or damage to customer equipment. While the Company's customer contracts generally purport to eliminate the Company's liability for consequential or punitive damages or for damage to customer equipment not caused by the Company's gross negligence or willful acts, there can be no assurance that the Company would not be held liable for such damages. See "-- Year 2000 Risks."

        RISKS ASSOCIATED WITH EMERGING MARKET FOR CO-LOCATION AND INTERNET CONNECTIVITY SERVICES; UNCERTAINTY OF ACCEPTANCE OF SERVICES. The market for co-location and Internet connectivity services has only recently begun to develop, is evolving rapidly and likely will be characterized by an increasing number of market entrants. There is significant uncertainty regarding whether this market ultimately will prove to be viable or, if it becomes viable, that it will grow. The Company's future growth, if any, will be dependent on the growth of the Internet as a global communication and commerce medium, the growth of mission-critical Internet operations, the willingness of enterprises to co-locate and outsource Internet connectivity for their mission-critical Internet operations and the Company's ability to successfully and cost-effectively market its services to a sufficiently large number of customers. There can be no assurance that the market for the Company's services will develop, that the Company's services will be adopted or that businesses, organizations or consumers will significantly increase use of the Internet for commerce and communication. If this market fails to develop, or develops more slowly than expected, or if the Company's services do not achieve widespread market acceptance, the Company's business, results of operations and financial condition would be materially and adversely affected. In addition, in order to be successful in this emerging market, the Company must be able to differentiate itself from its competition through its service offerings and brand name recognition. There can be no assurance that the Company will be successful in differentiating itself or achieving widespread market acceptance of its services, or that it will not experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. In addition, there can be no assurance that the Company's business model of establishing centralized ISX facilities will be widely adopted over the model established by other outsource providers who have developed and are continuing to develop numerous geographically disbursed facilities. In addition, if the Company incurs increased costs or is unable, for technical or other reasons, to develop and introduce new services or enhancements of existing services in a timely manner, or if these or other new services do not achieve widespread market acceptance, the Company's business, results of operations and financial condition would be materially adversely affected.

        RISKS ASSOCIATED WITH NETWORK SCALABILITY. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transport increase and to meet changing customer requirements. Due to the limited deployment of the Company's services to date, the ability of the Company's network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown, and the Company faces risks related to the network's ability to be scaled up to significantly greater customer levels while maintaining a high level of performance. To the extent customers' usage of bandwidth increases, the Company will need to make additional investments in its infrastructure to maintain adequate downstream data transmission speeds, the availability of which may be limited or the cost of which may be significant. There can be no assurance that additional network capacity will be available from third-party suppliers when it is needed by the Company. As a result, there can be no assurance that the Company's network will be able to achieve or maintain a sufficiently high data transmission capacity. The Company's failure to achieve or maintain high data transmission capacity could significantly reduce consumer demand for its services and have a material adverse effect on its business, results of operations and financial condition. In addition, as the Company upgrades its telecommunications infrastructure to increase bandwidth available to its customers, it may encounter equipment or software incompatibility which may cause delays in implementation. There can be no assurance that the Company will be able to expand or adapt its telecommunications infrastructure to meet additional demand or its customers' changing requirements, on a timely basis and at a commercially reasonable cost, or at all.

        NEED TO MAINTAIN AND INCREASE PEERING RELATIONSHIPS. The Internet is comprised of several network providers who operate their own networks and interconnect their networks at various public and private peering points, through "peering arrangements" with one another. The Company's establishment and maintenance of peering relationships is necessary in order to effectively exchange traffic with ISPs without having to pay the higher costs of transit services and in order to maintain high network performance levels. These arrangements are not subject to regulation and are subject to revision in terms, conditions or costs over time. There is no assurance that ISPs will maintain peering relationships with the Company. In addition, increasing requirements or costs may be imposed on the Company in order to maintain peering relationships with ISPs, particularly national ISPs. Failure to maintain peering relationships would adversely affect the level of connectivity available to the Company's customers or cause the Company to incur additional operating expenditures by paying for transit, either of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, if these network providers were to increase the pricing associated with utilizing their networks, the Company may be required to identify alternative methods through which it can distribute its customers' content. If the Company were unable to access on a cost-effective basis alternative networks to distribute its customers' content or pass through any additional costs of utilizing these networks to its customers, the Company's business, results of operations and financial condition would be materially adversely affected.

        DEPENDENCE UPON THIRD PARTY SUPPLIERS. The Company's success will depend upon third party network infrastructure providers, including the capacity leased from its telecommunications network suppliers. In particular, the Company is dependent on Sprint, MCI WorldCom and certain other data communication and telecommunication providers for its backbone capacity and is therefore dependent on such companies to maintain the operational integrity of its backbone. In addition, any significant increase in data communication or telecommunication costs could have a material adverse effect on the Company's business, results of operations and financial condition. MCI WorldCom is a current competitor and the Company's other data communications providers are potential competitors of the Company. Furthermore, the Company relies on a number of public and private peering interconnections to deliver its services. If the carriers that operate the Internet exchange points were to discontinue their support of the peering points and no alternative providers emerged, or such alternative providers increased the cost of utilizing the Internet exchange points, the distribution of content through the Internet exchange points, including content distributed by the Company, would be significantly constrained. Furthermore, as traffic through the Internet exchange points increases, if commensurate increases in bandwidth are not added, the Company's ability to distribute content rapidly and reliably through these networks will be materially adversely affected.

        RISKS ASSOCIATED WITH POTENTIAL FUTURE ACQUISITIONS. The Company may in the future pursue acquisitions of technologies or businesses. Future acquisitions by the Company may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt, or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's business, results of operations or financial condition. In addition, acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no or limited direct prior experience, and the potential loss of key employees of the acquired company. In the event that any such acquisitions occur, there can be no assurance that the Company's business, results of operations and financial condition would not be materially adversely affected.

        DEPENDENCE ON GROWTH OF INTERNET USE AND INTERNET INFRASTRUCTURE DEVELOPMENT. The increased use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has only recently begun to develop, and the Company's success will depend in large part on continued growth in the use of the Internet, which in turn will depend on a variety of factors including security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of commerce and communications, generally will require the acceptance of a new medium of conducting business and exchanging information. Demand for and market acceptance of the Internet are subject to a high level of uncertainty and are dependent on a number of factors, including growth in consumer access to and acceptance of new interactive technologies, the development of technologies that facilitate interactive communication between organizations and targeted audiences and increases in user bandwidth. If the Internet as a commercial or business medium fails to develop or develops more slowly than expected, the Company's business, results of operations and financial condition could be materially adversely affected. The recent growth in the use of the Internet has caused frequent periods of performance degradation, requiring the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by ISPs and other organizations with links to the Internet. Any perceived degradation in the performance of the Internet as a whole could undermine the benefits of the Company's services. Potentially increased performance provided by the services of the Company and others is ultimately limited by and reliant upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of the market for the Company's services is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

        RAPID TECHNOLOGICAL CHANGE; EVOLVING INDUSTRY STANDARDS. The Company's future success will depend, in part, on its ability to offer services that address the increasingly sophisticated and varied needs of its current and prospective customers and to respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. Mission-critical Internet operations are complex and are characterized by rapidly changing and unproven technology, evolving industry standards, changes in customer needs, emerging competition and frequent new service introductions. There can be no assurance that future advances in technology will be beneficial to, or compatible with, the Company's business, that the Company will be able to incorporate such advances on a cost-effective or timely basis into its business or that such advances will not make the Company's services unnecessary or less cost-effective than using the new technology. Moreover, technological advances may have the effect of encouraging certain of the Company's current or future customers to rely on in-house personnel and equipment to furnish the services currently provided by the Company. In addition, keeping pace with technological advances in the Company's industry may require substantial expenditures and lead time. Although the Company currently intends to support emerging standards, there can be no assurance that industry standards will be established or, that if they become established, the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market. The failure of the Company to conform to prevailing standards, or the failure of a common standard to emerge, could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that products, services or technologies developed by others will not render the Company's services non-competitive, unnecessary or obsolete.

        SECURITY RISKS. Customer operations at the Company's facilities have in the past experienced, and may in the future experience, delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Furthermore, such inappropriate access to the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers, stored in the computer systems of the Company and its customers, which could result in liability to the Company and the loss of existing customers or the deterrence of potential customers. Although the Company implements security procedures and systems, such procedures and systems have been circumvented in the past, and there can be no assurance that unauthorized access, accidental or intentional actions and other disruptions will not occur in the future. The Company was recently sued by a customer alleging that the Company negligently allowed the customer's consultant access to the customer's servers located at the Company's San Jose facility. The costs required to minimize security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to the Company's customers, which could have a material adverse effect on the Company's business, results of operations and financial condition. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

        GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES. There is currently only a small body of laws and regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted at the international, federal, state and local levels with respect to the Internet. A number of laws and regulations have already been proposed or are currently being considered by federal, state and foreign legislatures. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined. The adoption of any future laws or regulations might decrease the growth of the Internet, decrease demand for the services of the Company, impose taxes or other costly technical requirements or otherwise increase the cost of doing business or in some other manner have a material adverse effect on the Company or its customers, each of which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. In addition, as the Company's services are available over the Internet in multiple states and foreign countries, and as the Company facilitates sales by its customers to end users located in such states and foreign countries, such jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state or foreign country. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws may not currently apply to the Company's business, could have a material adverse effect on the Company's business, results of operations and financial condition.

        RISKS ASSOCIATED WITH INFORMATION DISSEMINATED THROUGH THE COMPANY'S NETWORK. The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against online services companies, co-location companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their networks. The Company has in the past received, and may in the future receive, letters from recipients of information transmitted by the Company's customers objecting to the nature and content of the materials disseminated through the Company's networks. Several private lawsuits seeking to impose such liability upon online services companies and Internet access providers are currently pending. In addition, legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other Internet network providers of potential liability for information carried on or disseminated through their systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use. While the Company carries general liability insurance, it may not be adequate to compensate or may not cover the Company in the event the Company becomes liable for information carried on or disseminated through its networks. Any costs not covered by insurance incurred as a result of such liability or asserted liability could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, there can be no assurance that content distributed by certain of the Company's current or future customers will not be regulated or banned, which could reduce the Company's customer base. Certain businesses, organizations and individuals have in the past sent unsolicited commercial e-mails from servers hosted at the Company's facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. There can be no assurance certain ISPs and other online services companies would not deny network access to the Company if undesired content or spamming were to be transmitted from servers hosted by the Company, which could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II.   OTHER INFORMATION


                          ABOVENET COMMUNICATIONS, INC.


ITEM 1.    LEGAL PROCEEDINGS.

           None.


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.

           The effective date of the registration statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-63141), was December 9, 1998 (the "IPO Registration Statement"). The class of securities registered was Common Stock. The offering commenced on December 10, 1998. The managing underwriters for the offering were CIBC Oppenheimer and Volpe Brown Whelen & Company.

           Pursuant to the IPO Registration Statement, the Company sold 5,750,000 shares of its Common Stock for an aggregate offering price of $74,750,000.

           The Company incurred expenses of approximately $6,736,000, of which $5,232,500 represented underwriting discounts and commissions and approximately $1,503,500 represented other expenses related to the offering. The net offering proceeds to the Company after total expenses was $68,014,000.

           The Company used approximately $1,875,000 of the net proceeds to pay for the first installment of the purchase of the IRU. The remaining net proceeds have been invested in cash and cash equivalents. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

           None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           In the quarter ended December 31, 1998, the following matters were submitted to the security holders of the Company:

           On October 15, 1998, AboveNet Communications, Inc., a California corporation, as the sole stockholder of the Company, approved the following items:

           1. The merger of AboveNet Communications, Inc., a California corporation into and with the Company.

           2.   The adoption of the Company's 1998 Stock Incentive Plan.

           3.   The adoption of the Company's 1998 Employee Stock Purchase Plan.

           4. The Company's Third Amended and Restated Certificate of Incorporation to be filed upon the closing of the Company's initial public offering.

           In November 1998, the Company solicited the approval of its stockholders through a Written Consent of Stockholders to Amend and Restate its Certificate of Incorporation to effect a reverse split of its outstanding Common Stock and to change the automatic conversion provisions of the Preferred Stock. The number of stockholders giving their consent was 26,317,356, representing 86% of the 30,775,885 shares outstanding at that time.


ITEM 5.    OTHER INFORMATION.

           None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)  Exhibits.


3.1 Form of Amended and Restated Certificate of Incorporation of Registrant incorporated herein by reference to Exhibit 3.4 to the Company's Registration Statement on Form S-1 (File No. 333-63141).

3.2        Bylaws of Registrant - incorporated herein by reference to Exhibit
           3.5 to the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.1 Form of Registrant's Common Stock Certificate incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.2 Amended and Restated Investors' Rights Agreement dated September 4, 1998 incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.3 Stock Subscription Warrant No. 1 to purchase shares of Common Stock of Registrant issued to Transamerica Business Credit Corporation incorporated herein by reference to Exhibit 4.4(a) of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.4 Stock Subscription Warrant No. 2 to purchase shares of Common Stock of Registrant issued to Transamerica Business Credit Corporation incorporated herein by reference to Exhibit 4.4(b) of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.5 Stock Subscription Warrant No. 3 to purchase shares of Common Stock of Registrant issued to Transamerica Business Credit Corporation incorporated herein by reference to Exhibit 4.4(c) of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.6 Stock Subscription Warrant No. 4 to purchase shares of Common Stock of Registrant issued to Transamerica Business Credit Corporation incorporated herein by reference to Exhibit 4.4(d) of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.7 Warrants to purchase shares of Series D Preferred Stock of Registrant issued to Silicon Valley Bank incorporated herein by reference to
           Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.8 Form of Warrant to purchase shares of Common Stock of Registrant incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement on Form S-1 (File No. 333-63141).

10.31* Atlantic Crossing/AC-1 Submarine Cable System Capacity Purchase Agreement, dated December 23, 1998, by and between Atlantic Crossing LTD, a Bermuda corporation, and AboveNet.*

10.32* Atlantic Crossing/AC-1 Submarine Cable System Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated December 23, 1998, by and between GT U.K. LTD and AboveNet.*

10.33* Atlantic Crossing/AC-1 Submarine Cable System Indefeasible Right of Use Agreement in Inland Capacity (United States), dated December 23, 1998, by and between GT U.K. LTD and AboveNet.*

27.1       Financial Data Schedule

*   Confidential treatment requested as to certain portions of exhibit.

           (b)    Reports on Form 8-K.

                  None.

                          ABOVENET COMMUNICATIONS, INC.
                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ABOVENET COMMUNICATIONS, INC.


Date:  February 11, 1999            By: /s/ DAVID F. LARSON
                                        ---------------------------------------
                                        David F. Larson
                                        Senior Vice President and Chief
                                        Financial Officer
                                        (Principal Financial Officer)



Date:  February 11, 1999                /s/ KEVIN HOURIGAN
                                        -------------------------------------
                                        Kevin Hourigan
                                        Vice President of Finance and Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX



Exhibit
   No                             Exhibit Title
-------                           -------------
3.1            Form of Amended and Restated Certificate of Incorporation of
               Registrant incorporated herein by reference to Exhibit 3.4 to the
               Company's Registration Statement on Form S-1 (File No.
               333-63141).

3.2            Bylaws of Registrant - incorporated herein by reference to
               Exhibit 3.5 to the Company's Registration Statement on Form S-1
               (File No. 333-63141).

4.1 Form of Registrant's Common Stock Certificate incorporated herein by reference to Exhibit 4.2 of the Company's Registration
               Statement on Form S-1 (File No. 333-63141).

4.2            Amended and Restated Investors' Rights Agreement dated September
               4, 1998 incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1 (File No.
               333-63141).

4.3            Stock Subscription Warrant No. 1 to purchase shares of Common
               Stock of Registrant issued to Transamerica Business Credit
               Corporation incorporated herein by reference to Exhibit 4.4(a) of the Company's Registration Statement on Form S-1 (File No.
               333-63141).

4.4            Stock Subscription Warrant No. 2 to purchase shares of Common
               Stock of Registrant issued to Transamerica Business Credit
               Corporation incorporated herein by reference to Exhibit 4.4(b) of the Company's Registration Statement on Form S-1 (File No.
               333-63141).

4.5            Stock Subscription Warrant No. 3 to purchase shares of Common
               Stock of Registrant issued to Transamerica Business Credit
               Corporation incorporated herein by reference to Exhibit 4.4(c) of the Company's Registration Statement on Form S-1 (File No.
               333-63141).

4.6            Stock Subscription Warrant No. 4 to purchase shares of Common
               Stock of Registrant issued to Transamerica Business Credit
               Corporation incorporated herein by reference to Exhibit 4.4(d) of the Company's Registration Statement on Form S-1 (File No.
               333-63141).

4.7            Warrants to purchase shares of Series D Preferred Stock of
               Registrant issued to Silicon Valley Bank incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-1 (File No. 333-63141).

4.8 Form of Warrant to purchase shares of Common Stock of Registrant incorporated herein by reference to Exhibit 4.6 of the Company's
               Registration Statement on Form S-1 (File No. 333-63141).

10.31*         Atlantic Crossing/AC-1 Submarine Cable System Capacity Purchase
               Agreement, dated December 23, 1998, by and between Atlantic
               Crossing LTD, a Bermuda corporation, and AboveNet.*

10.32* Atlantic Crossing/AC-1 Submarine Cable System Indefeasible Right of Use Agreement in Inland Capacity (United Kingdom), dated
               December 23, 1998, by and between GT U.K. LTD and AboveNet.*

10.33* Atlantic Crossing/AC-1 Submarine Cable System Indefeasible Right of Use 1.1 Agreement in Inland Capacity (United States), dated
               December 23, 1998, by and between GT U.K. LTD and AboveNet.*

27.1           Financial Data Schedule



*  Confidential treatment requested as to certain portions of exhibit.