Form 10-Q
period 1999-03-31
ABOVENET COMMUNICATIONS INC
filed 1999-05-14
CIK 1026819

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


                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES


                              EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                        COMMISSION FILE NUMBER 000-25063

                          ABOVENET COMMUNICATIONS INC.
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

        The number of shares outstanding of the Registrant's Common Stock as of May 10, 1999 was 31,090,087 (reflects the Company's 2 for 1 stock split of its Common Stock effected on May 7, 1999).



================================================================================

                          ABOVENET COMMUNICATIONS INC.

                                      INDEX

                                                                            PAGE NO.
                                                                            --------
PART I.  FINANCIAL INFORMATION

        Condensed Balance Sheets as of March 31, 1999
        and June 30, 1998                                                       1

        Condensed Statements of Operations for the Three Month
        and Nine Month Periods Ended March 31, 1999 and
        March 31, 1998                                                          2

        Condensed Statements of Cash Flows for the Nine Month
        Periods Ended March 31, 1999 and March 31, 1998                         3

        Notes to Condensed Financial Statements                                 4

        Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                     7

PART II.  OTHER INFORMATION                                                    25

SIGNATURES                                                                     27

PART I. FINANCIAL INFORMATION

                          ABOVENET COMMUNICATIONS INC.

                            CONDENSED BALANCE SHEETS


                                                                           JUNE 30,             MARCH 31,
                                                                             1998                 1999
                                                                         ------------         ------------
                                                   ASSETS
Current assets:
  Cash and equivalents ..........................................        $  8,141,200         $ 44,947,700
  Short-term investments ........................................                  --           11,744,200
   Accounts receivable, net of reserves
    of $60,000 at June 30, 1998 and
    $477,100 at March 31, 1999 ..................................             357,000            1,851,000
  Prepaid expenses and other current assets .....................             269,600            1,301,200
                                                                         ------------         ------------

         Total current assets ...................................           8,767,800           59,844,100
Property and equipment, net .....................................           4,436,100           24,393,800
Restricted cash .................................................             300,000            1,220,000
Rights to use fiber optic capacity ..............................                  --            9,080,000
Deposits and other assets .......................................             189,400            1,664,800
                                                                         ------------         ------------
         Total ..................................................        $ 13,693,300         $ 96,182,700
                                                                         ============         ============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..............................................        $  2,301,300         $  8,521,000
  Remaining obligation for rights to use
    fiber optic capacity ........................................                  --              800,000
  Accrued liabilities ...........................................             619,900            1,315,800
  Customer deposits .............................................             309,400              971,300
  Current portion of long-term obligations ......................             476,000            3,511,200
                                                                         ------------         ------------

         Total current liabilities ..............................           3,706,600           15,119,300
                                                                         ------------         ------------
Convertible notes payable and advances ..........................           8,000,000                   --
Other long-term obligations .....................................           1,325,300            9,972,500
                                                                         ------------         ------------

Stockholders' equity:
  Convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; shares issued and outstanding: 659,896 at
    June 30, 1998 and none at March 31, 1999 ....................           6,606,500                   --

  Common stock, $0.001 par value,
    60,000,000 shares authorized; shares
    issued and outstanding: 364,348 at
    June 30, 1998 and 13,665,990 at
    March 31, 1999 ..............................................              38,900           89,292,200
  Common stock options ..........................................           1,861,500            3,561,100
  Deferred stock compensation ...................................            (540,100)             (57,500)
  Accumulated deficit ...........................................          (7,305,400)         (21,704,900)
                                                                         ------------         ------------
         Total stockholders' equity .............................             661,400           71,090,900
                                                                         ------------         ------------
         Total ..................................................        $ 13,693,300         $ 96,182,700
                                                                         ============         ============



                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                                MARCH 31,                                 MARCH 31,
                                                    ---------------------------------         ---------------------------------
                                                        1998                 1999                 1998                 1999
                                                    ------------         ------------         ------------         ------------
                                                    (UNAUDITED)           (UNAUDITED)
Revenues ...................................        $    963,300         $  3,851,200         $  2,068,800         $  8,297,400
                                                    ------------         ------------         ------------         ------------
Costs and expenses:
  Data communications and telecommunications             639,100            2,875,400            1,267,900            5,705,100
  Network operations .......................             411,800            1,697,800              856,400            3,720,600
  Sales and marketing ......................             433,400            2,855,500              908,400            6,348,300
  General and administrative ...............             483,800            1,634,600              959,600            3,695,400
  Depreciation and amortization ............             117,600              801,800              299,400            2,005,100
  Stock-based compensation expense .........             459,600              113,200              509,000            1,282,800
                                                    ------------         ------------         ------------         ------------
          Total costs and expenses .........           2,545,300            9,978,300            4,800,700           22,757,300
                                                    ------------         ------------         ------------         ------------
Loss from operations .......................          (1,582,000)          (6,127,100)          (2,731,900)         (14,459,900)
Interest expense ...........................              (2,600)            (422,900)            (128,400)            (916,400)
Interest and other income ..................              22,000              693,600               31,300              976,800
                                                    ------------         ------------         ------------         ------------
Net loss ...................................        $(1,562,600)          $(5,856,400)         $(2,829,000)        $(14,399,500)
                                                    ============         ============         ============         ============
Basic and diluted loss per share ...........        $      (5.41)        $      (0.43)        $     (11.85)        $      (2.51)
                                                    ============         ============         ============         ============
Shares used in basic and diluted
  loss per share ...........................             288,700           13,594,600              238,800            5,742,400
                                                    ============         ============         ============         ============
Pro forma basic and diluted loss
per share reflecting stock split
(see Note 8) ...............................        $      (2.71)        $      (0.22)        $      (5.92)        $      (1.25)
                                                    ============         ============         ============         ============
Shares used in pro forma basic
and diluted loss per share .................             577,400           27,189,200              477,600           11,484,800
                                                    ============         ============         ============         ============




                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                       NINE MONTHS ENDED
                                                                           MARCH 31,
                                                          ---------------------------------------------
                                                              1998                             1999
                                                          ------------                     ------------
                                                           (UNAUDITED)
Cash flows from operating activities:
  Net loss .......................................        $ (2,829,000)                    $(14,399,500)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation and amortization ..................             299,400                        2,005,100
  Stock-based compensation expense ...............             509,000                        1,282,800
  Noncash interest expense .......................             112,000                           84,300
  Changes in assets and liabilities:
    Accounts receivable ..........................            (196,300)                      (1,494,000)
    Prepaid expenses and other current assets ....            (258,200)                      (1,031,600)
    Restricted cash ..............................            (300,000)                        (920,000)
    Accounts payable .............................             261,100                        6,219,700
    Accrued liabilities ..........................             183,800                          695,900
    Customer deposits ............................             140,600                          661,900
    Deferred rent ................................              13,700                          119,500
                                                          ------------                     ------------
      Net cash used in operating activities ......          (2,063,900)                      (6,775,900)
                                                          ------------                     ------------
Cash flows from investing activities:
  Cash paid for rights to use fiber optic capacity                  --                       (8,280,000)

  Purchase of property and equipment .............            (659,200)                     (20,858,700)
  Increase in deposits and other assets ..........            (173,900)                        (640,300)
                                                          ------------                     ------------
    Net cash used in investing activities ........            (833,100)                     (29,779,000)
                                                          ------------                     ------------
Cash flows from financing activities:
  Purchase of short-term  investments ............                  --                      (11,744,200)
  Proceeds from notes payable and advances .......           4,144,600                       12,543,300
  Debt repayments ................................                  --                       (1,823,500)
  Capital lease repayments .......................             (48,700)                        (261,000)
  Proceeds from issuance of common stock .........              20,800                       68,029,400
  Proceeds from issuance of convertible
    preferred stock ..............................                  --                        6,617,400
                                                          ------------                     ------------
    Net cash provided by financing activities ....           4,116,700                       73,361,400
                                                          ------------                     ------------
Net increase in cash and equivalents .............           1,219,700                       36,806,500
Cash and equivalents, beginning of period ........             331,100                        8,141,200
                                                          ------------                     ------------
Cash and equivalents, end of period ..............        $  1,550,800                     $ 44,947,700
                                                          ============                     ============
Supplemental cash flow information -- Cash
  paid for interest ..............................        $     16,400                     $    832,100
                                                          ============                     ============

Noncash investing and financing activities:
  Remaining obligation for rights to use
   fiber optic capacity ..........................        $         --                     $    800,000
                                                          ============                     ============
  Acquisition of equipment under capital lease ...        $         --                     $  1,104,100
                                                          ============                     ============
  Exchange of notes, advances, accrued
    interest and warrants for convertible ........        $  1,011,100                     $  8,000,000
    preferred stock
                                                          ============                     ============
  Conversion of preferred stock into common stock         $         --                     $ 21,223,900
                                                          ============                     ============
  Issuance of warrants in connection with
    issuance of debt and leases ..................        $         --                     $    899,400
                                                          ============                     ============



                  See notes to condensed financial statements.

                          ABOVENET COMMUNICATIONS INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      CONDENSED FINANCIAL STATEMENTS

        The accompanying condensed financial statements have been prepared by AboveNet Communications, Inc. ("the Company") without audit and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to present fairly the financial position and the results of operations for the interim periods. The statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (SEC), but omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. For further information, refer to the Financial Statements and Notes thereto included in the Company's Registration Statement on Form S-1, as amended, filed with the SEC on April 30, 1999. Results for fiscal 1999 interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 1999.

2.      PUBLIC STOCK OFFERINGS

        On December 10, 1998, the Company sold 5,000,000 shares of Common Stock in an underwritten public offering and on December 30, 1998 sold an additional 750,000 shares through the exercise of the underwriters' over-allotment option for net proceeds of approximately $67,822,000. Simultaneously with the closing of the public offering, all 7,184,049 shares of the Company's preferred stock were converted to common stock on a share for share basis. Additionally, substantially all of the holders of warrants to purchase 123,736 shares of Series B convertible Preferred Stock exercised such warrants through a net issuance provision and were issued 104,700 shares of Common Stock.

        On April 30, 1999, the Company sold 2,825,178 shares of Common Stock in an underwritten public offering at a price of $85.00 per share and on May 5, 1999 sold an additional 600,000 shares through the exercise of the underwriters' over allotment option. As part of this offering, selling stockholders also sold 1,174,822 shares. Net proceeds to the Company were approximately $273,500,000.

3.      PROPERTY AND EQUIPMENT, NET

        Property and equipment are comprised of the following:

                                                         June 30,             March 31,
                                                           1998                 1999
                                                       ------------         ------------
Property and equipment, at cost:
  Telecommunication equipment .................        $  2,295,300         $  7,615,100
  Leasehold improvements (primarily co-location
    facilities) ...............................             224,700           12,383,500
  Office equipment ............................             186,500              840,700
  Construction in progress ....................           2,389,400            5,893,700
                                                       ------------         ------------
          Total ...............................           5,095,900           26,733,000
Less accumulated depreciation and amortization             (659,800)          (2,339,200)
                                                       ------------         ------------
Property and equipment, net ...................        $  4,436,100         $ 24,393,800
                                                       ============         ============

Construction in progress primarily relates to costs incurred during the expansion of the Company's facilities.

4.      INDEFEASIBLE RIGHT TO USE FIBER OPTIC CAPACITY

        During fiscal 1999, the Company entered into a series of agreements providing for the acquisition of an indefeasible right to use capacity on a fiber optic cable system between the U.S. and the United Kingdom for $8.3 million, $7.5 million of which has been paid as of March 31, 1999. The terms of these agreements are 25 years.

        In addition, in fiscal 1999, the Company entered into an agreement whereby the Company committed to acquire an indefeasible right to use capacity on a fiber optic cable system between the U.S. and the Netherlands for $7.5 million. The agreement is conditioned upon the Company entering into another indefeasible right to use capacity on a fiber optic cable system connecting certain European cities.

        In fiscal 1999, the Company entered into a series of agreements to lease fiber optic cable systems between Washington D.C. and New York City. The leases will require annual payments of $630,000 for 20 years from the initiation of the leases, which is anticipated to be in the fourth quarter of fiscal 1999. The leases will be accounted for as capital leases upon initiation of the lease.

5.      JOINT VENTURES

        In March 1999, as part of its international expansion strategy, the Company entered into agreements to form joint ventures in Austria, Germany, and the United Kingdom to provide managed co-location and Internet connectivity solutions for mission critical Internet operations. The Company invested a total of $581,400 in March 1999, which is included in deposits and other assets at March 31, 1999. The Company is required to invest an additional $1.9 million in the quarter ending June 30, 1999, for up to a 50% ownership in each of these joint ventures. In addition, the Company has agreed to provide up to $2 million of additional financing to certain of these joint ventures, if required, and to arrange or provide for an additional $4.5 million contingent upon the joint ventures raising an equivalent amount from third parties. These joint ventures will be accounted for under the equity method of accounting.

6.      RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income,", which requires an enterprise to report, by major components and as a single total, the change in the Company's net assets during the period from nonowner sources. The Company adopted SFAS No. 130 in fiscal 1999. For all periods presented, comprehensive loss was equal to the Company's net loss.

        Additionally, in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about the enterprise's products, services, geographical areas and major customers. The Company adopted this statement in fiscal 1999. The Company has determined that it operates in one reporting segment.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for an enterprise on accounting for the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for the Company in fiscal 2000. The Company anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the Company's financial position or results of operations.

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

7.      INCOME TAXES

        The Company fully reserves its deferred tax assets, including net operating loss carryforwards. Therefore no income tax benefit is reflected in the Company's condensed statements of operations.

8.      BASIC AND DILUTED LOSS PER SHARE

        Basic loss per share excludes dilution and is computed by dividing net loss by the weighted-average number of common shares outstanding, less shares subject to repurchase by the Company, for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods as their effect would be antidilutive.

        On March 30, 1999, the Company announced a 2 for 1 stock split to be effected as a stock dividend. The dividend for each outstanding share of common stock was distributed on May 7, 1999. Pro forma basic and diluted per share reflects, on a pro forma basis, the 2 for 1 stock split. No other share or per share amounts in the financial statements have been adjusted to give effect to this stock split.

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share.

                                                      Three Months Ended                    Nine Months Ended
                                                           March 31,                            March 31,
                                                -------------------------------       -------------------------------
                                                    1998               1999               1998               1999
                                                ------------       ------------       ------------       ------------
Net loss (numerator), basic and diluted ..      $ (1,562,600)      $ (5,856,400)      $ (2,829,000)      $(14,399,500)
                                                ============       ============       ============       ============
Shares (denominator):
Weighted average common shares outstanding           288,700         13,611,000            238,800          5,754,100
Weighted average common shares
     outstanding subject to repurchase ...                --            (16,400)                --            (11,700)
                                                ------------       ------------       ------------       ------------
Shares used in computation,
     basic and diluted ...................           288,700         13,594,600            238,800          5,742,400
                                                ------------       ------------       ------------       ------------
Net loss per share, basic and diluted ....      $      (5.41)      $      (0.43)      $     (11.85)      $      (2.51)
                                                ============       ============       ============       ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words "may," "will," "should, "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends" and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results, Liquidity and Capital Resources" below, as well as Risk Factors included in the Company's Registration Statement on Form S-1, as amended, initially filed with the Securities and Exchange Commission ("SEC") on April 7, 1999 (the "Registration Statement"). The Company's fiscal year ends on June 30. The fiscal year ended June 30, 1998 is referred to as fiscal 1998 and the fiscal year ended June 30, 1999 is referred to as fiscal 1999.

OVERVIEW

We are a leading provider of high performance, managed co-location and Internet connectivity solutions for electronic commerce and other business critical Internet operations. We were founded in March 1996 and, in July 1996, began providing co-location and Internet connectivity services to content providers at our San Jose, California facility. In August 1997, we expanded our service offerings to provide co-location and Internet connectivity services to Internet service providers, enabling the development of our Internet service exchange model. In July 1998, we opened our second Internet service exchange facility, located in Vienna, Virginia, and completed an expansion of our San Jose Internet service exchange facility. The San Jose facility currently has approximately 6,800 square feet of co-location space and the Vienna facility has approximately 12,000 square feet of co-location space.

We derive most of our revenues from bandwidth charges, with additional revenues generated from charges related to space requirements and one-time installation fees. Bandwidth and space requirement charges are billed on a monthly basis. Space requirement charges include access to our network, proprietary tools and management services. In most instances, we charge our customers for a set amount of bandwidth availability and charge incremental fees if the customer uses additional bandwidth. Our contracts range from month-to-month to multiple year commitments, a majority of which are cancelable on 30 days notice. Revenues relating to bandwidth usage and space requirement charges are generally recognized in the period in which the services are performed. Installation fees are recognized in the period of installation.

A significant component of our expenses relates to data communications and telecommunications costs. Data communications costs consist primarily of payments to network providers, such as MCI WorldCom, Sprint, Pacific Bell, Teleport Communications Group, a subsidiary of AT&T, and WinStar Communications, Inc. Telecommunications charges generally consist of one time fees for circuit installation and variable recurring circuit charges. Monthly circuit charges vary based upon circuit type, the distance the circuit spans and/or the circuit usage, as well as the term of the contract.

We intend to create a global Internet service exchange network by connecting centralized facilities in key domestic and international locations. As part of this strategy, we have made and intend to continue to make strategic investments in joint ventures and foreign companies to develop Internet service exchanges in Europe and Asia. In March 1999, we made an aggregate investment of approximately $600,000 in foreign entities in Austria, Germany and the United Kingdom. These entities will establish regional Internet service exchange facilities in those markets. Under our agreements with these entities, we are required to invest an additional $1.9 million in the quarter ending June 30, 1999. We have committed to invest up to an additional $6.5 million in the aggregate in the German and United Kingdom entities. We will account for these investments under the equity method of accounting, which requires us to recognize our proportionate share of the net income or loss of these entities.

To further our global strategy, we entered into a series of agreements in December 1998 with Global Crossing Ltd. for the acquisition of a right to use capacity on a fiber optic cable system between the U.S. and the United Kingdom. As of March 31, 1999, we have paid $7.5 million and are obligated to pay an additional $800,000 under these agreements, which have 25 year terms. The capacity became available in March 1999. In the short term, we plan to resell all or a portion of the additional capacity. In March 1999, we entered into another agreement with Global Crossing for the acquisition of a right to use capacity on a fiber optic cable system between the U.S. and the Netherlands. The agreement commits us to pay $7.5 million in a series of installments through December 30, 1999. Any outstanding amounts will bear interest at the rate of 10.5% per year. Our commitment to pay the $7.5 million to Global Crossing is conditioned on us entering into another agreement with Global Crossing for the right to use capacity on a fiber optic cable system connecting certain European cities. If we enter into this contemplated agreement for the right to use fiber optic cable capacity connecting certain European cities, we expect to pay up to approximately $11.0 million for this capacity. We might not enter into the contemplated agreement on reasonable terms, or at all. We intend to enter into agreements for additional rights to use capacity on fiber optic cable systems or other types of arrangements to secure capacity for Europe, Asia and the Pacific Rim. These agreements may require us to make substantial up front payments for long-term capacity which could be a significant use of the proceeds of this offering.

We are establishing a West Coast campus by developing a second San Jose, California Internet service exchange facility of approximately 124,000 square feet, including approximately 61,000 square feet of co-location space. In March 1999, we opened this new facility with 4,500 square feet of co-location space and we intend to build out an additional 6,800 square feet of co-location space by the fall of 1999. Afterwards, we intend to build out approximately 13,000 square feet of additional co-location space by the spring of 2000. The build-out of the additional co-location space will occur incrementally over time based on customer demand. In addition, we are establishing an East Coast campus. We have entered into a lease in New York, New York and intend to develop a smaller Internet service exchange facility there. We intend to connect the New York facility to our Vienna, Virginia facility by a high speed, high capacity fiber optic cable connection. The New York facility is expected to be approximately 27,000 square feet, including approximately 11,000 square feet of co-location space. The new facility is targeted to open in the fall of 1999. We intend to complete the initial build-out of approximately 5,500 square feet of co-location space and the build-out of additional co-location space incrementally over time based on customer demand. We also plan to expand our East Coast campus by developing a second Internet service exchange facility in the Washington D.C. area. We target opening the facility in the second half of calendar year 2000. We have not yet signed a lease for this facility. The development and equipping of these facilities will significantly increase our fixed and operating expenses, including expenses associated with hiring, training and managing new employees, purchasing new equipment, implementing power and redundancy systems, implementing multiple data communications and telecommunications connections, leasing additional real estate and depreciation.

In connection with our international Internet service exchange investments and our expansion plans, we expect our data communications and telecommunications costs to significantly increase in order to expand our network capacity. We expect this increase in costs to begin in the quarter ending June 30, 1999.

We recently settled a dispute with WinStar Communications, Inc., one of our major suppliers of telecommunications capacity, over currently invoiced amounts and credits available to apply against amounts invoiced in the future. As a result of the settlement we amended our agreement and, among other things, extended the term under which WinStar will provide us with telecommunications capacity.

A key aspect of our strategy is to significantly increase our sales and marketing activities through the expansion of our sales force, increased focus on developing reseller channels and increased marketing efforts to build the AboveNet brand. We expect sales and marketing expenses to increase substantially in future periods.

We recently hired many of our key employees and officers. Our President and Chief Operating Officer joined us in November 1997. Our Senior Vice President of Sales and Marketing joined us in April 1998. Our Vice President of Construction and Real Estate and Vice President of International -- Europe each joined us in August 1998. Our Chief Financial Officer joined us in November 1998 and, in December 1998, we hired a Vice President of

Marketing and promoted an existing employee to serve as the new Vice President of Sales. Our Vice President of Engineering joined us in February 1999.

During late fiscal 1997 and 1998, we granted stock options and warrants to strategic business partners and non-employees. Additionally, during fiscal 1998 and the first quarter of fiscal 1999, we granted a key executive stock options at an exercise price below market. As a result, we recognized stock-based compensation expense of approximately $1.3 million in fiscal 1998 and $1.3 million in the first nine months of fiscal 1999, respectively. At March 31, 1999, we had $57,000 of deferred stock compensation which will be amortized through fiscal 2000.

Since our inception in March 1996, we have experienced operating losses and negative cash flows from operations in each quarterly and annual period. As of March 31, 1999, we had an accumulated deficit of $21.7 million. The revenue and income potential of our business and market is unproven, and our limited operating history makes an evaluation of us and our prospects difficult. In addition, although we have experienced significant growth in revenues in recent periods, we do not believe that this growth rate is necessarily indicative of future operating results. We may never achieve profitability or, if we achieve profitability, we might not sustain profitability.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of revenues for the quarters and the nine months ended March 31, 1998 and 1999. This data has been derived from the unaudited condensed financial statements contained in this Form 10-Q which, in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position and results of operations for the interim periods. The operating results for any period should not be considered indicative of results of any future period. This information should be read in conjunction with the Financial Statements and Notes thereto included in the Company's Registration Statement.

                                            THREE MONTHS                NINE MONTHS
                                               ENDED                       ENDED
                                             MARCH 31,                   MARCH 31,
                                        --------------------        --------------------
                                         1998          1999          1998          1999
                                        ------        ------        ------        ------
Revenues .........................       100.0%        100.0%        100.0%        100.0%
                                        ------        ------        ------        ------

Costs and expenses:
  Data communications and
     telecommunications ..........        66.3          74.7          61.2          68.8
  Network operations .............        42.8          44.1          41.4          44.8
  Sales and marketing ............        45.0          74.2          43.9          76.5
  General and administrative .....        50.2          42.4          46.4          44.5
  Depreciation and amortization ..        12.2          20.8          14.5          24.2
  Stock-based compensation expense        47.7           2.9          24.6          15.5
                                        ------        ------        ------        ------
          Total costs and expenses       264.2         259.1         232.0         274.3
                                        ------        ------        ------        ------
Loss from operations .............      (164.2)       (159.1)       (132.0)       (174.3)
Interest expense .................        (0.3)        (11.0)         (6.2)        (11.0)
Interest and other income ........         2.3          18.0           1.5          11.8
                                        ------        ------        ------        ------
Net loss .........................      (162.2)%      (152.1)%      (136.7)%      (173.5)%
                                        ======        ======        ======        ======

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999, DECEMBER 31, 1998 AND MARCH 31, 1998

        Revenues. We derive most of our revenues from monthly bandwidth charges, with additional revenues from space requirement charges and one-time installation fees. Revenues for the quarter ended March 31, 1999 were $3.9 million, an increase of 45% over revenues of $2.7 million for the quarter ended December 31, 1998 and a 300% increase over revenues of $963,000 for the quarter ended March 31, 1998. Compared to each of the earlier quarters, this growth in revenues resulted primarily from an increase in our customer base, as well as increased bandwidth utilization by existing customers. At March 31, 1999, we had 449 customers compared to 382 customers at December 31, 1998 and 221 customers at March 31, 1998. One customer, RemarQ Inc. (formerly known as Supernews, Inc.), accounted for 7% of revenues in the quarter ended March 31, 1999, 9% of revenues in the quarter ended December 31, 1998, and 15% of revenues in the quarter ended March 31, 1998. Our agreement with RemarQ Inc. has a term of one year which expires July 1999 and does not contain any minimum bandwidth usage requirements.

        Data Communications and Telecommunications. Data communications costs consist primarily of payments to network providers, such as MCI WorldCom, Sprint, and WinStar Communications, Inc. Telecommunications charges consist of one-time fees for circuit installation and variable recurring circuit charges. Our data communications and telecommunications expenses were $2.9 million in the quarter ended March 31, 1999, an increase of 64% from $1.7 million in the quarter ended December 31, 1998 and an increase of 350% over data communications and telecommunications expenses of $639,000 for the quarter ended March 31, 1998. In comparison to each of the earlier quarters, the higher data and telecommunications expenses were primarily due to increased bandwidth usage by our increased customer base. We expect that data communications and telecommunications costs will continue to increase in absolute dollars as we continue to expand our network infrastructure.

        Network Operations. Network operations expenses are comprised primarily of salaries, benefits and related expenses for our operations and engineering personnel, as well as facility rent and expenses associated with maintaining our co-location facilities. For the quarter ended March 31, 1999, network operations expenses were $1.7 million, an increase of 36% over expenses of $1.3 million for the preceding quarter and 312% over network operations expenses of $412,000 in the quarter ended March 31, 1998. Such increases were primarily due to the hiring of additional operations and engineering personnel and the costs associated therewith. We expect that network operations expenses will continue to increase in absolute dollars as we hire additional personnel to expand our operations and open our new facilities.

        Sales and Marketing. Our sales and marketing expenses are primarily comprised of salaries, commissions and benefits related to the our sales and marketing personnel, the cost of our marketing and promotional efforts, including advertising, printing and trade show costs, as well as related consultants' fees and travel and entertainment expenses. For the quarter ended March 31, 1999, sales and marketing expenses were $2.9 million, an increase of 34% over expenses of $2.1 million for the preceding quarter and 559% over sales and marketing expenses of $433,000 for the quarter ended March 31, 1998. The increases over both the preceding and year-earlier quarter were primarily the result of compensation and expenses related to additional sales and marketing personnel and increases in trade show, advertising and marketing program costs. We expect that sales and marketing expenses will increase substantially in future periods as we continue to expand our sales force and our brand-building activities.

        General and Administrative. Our general and administrative expenses are comprised primarily of salaries and benefits for our management and administrative personnel, as well as fees paid for professional services and corporate overhead. During the quarter ended March 31, 1999, general and administrative expenses were $1.6 million, an increase of 31% over general and administrative expenses of $1.2 million for the preceding quarter and 238% over general and administrative expenses of $484,000 for the quarter ended March 31, 1998. These increases were principally due to increased compensation and related benefits associated with additional personnel, increases in professional services fees, and costs associated with supporting our expansion. We expect that general and administrative expenses will continue to increase in absolute dollars as we expand our operations.

        Depreciation and Amortization. Depreciation and amortization expenses relate primarily to the our facility improvement and construction efforts, as well as telecommunications equipment. Our depreciation and amortization expenses were $802,000 in the quarter ended March 31, 1999, an increase from $544,000 in the quarter ended December 31, 1998 and significantly above depreciation and amortization expenses of $118,000 during the quarter ended March 31, 1998. The increase in depreciation and amortization expenses over the year-earlier quarter was due to capital expenditures incurred during the second half of fiscal 1998 and in fiscal 1999, related to facility improvement and construction costs in San Jose, California, the construction of the ISX facility in Vienna, Virginia and additional telecommunications equipment. We expect to incur increased depreciation and amortization expenses related to its planned Internet service exchange facilities as well as the amortization of the rights to use capacity on fiber optic cable systems.

        Stock-based Compensation. During fiscal 1998 and 1999, we granted stock options to a key executive which had exercise prices which were below the market prices on the dates of the grants. Additionally, during late fiscal 1997, fiscal 1998 and fiscal 1999, we granted stock options and warrants to strategic business partners and non-employees. Stock options and warrants result in stock-based compensation charges, a portion of which is deferred and expensed over the vesting period. On December 10, 1998, we completed our initial public offering, at which time the vesting of a significant number of such options accelerated. Consequently, the remaining deferred compensation costs related to those options were recognized. For the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, stock-based compensation expenses were $113,000, $733,000 and $460,000, respectively.

In connection with our investments in entities developing international Internet service exchange facilities in March 1999, we agreed to grant options to purchase up to 300,000 shares of common stock to employees of those entities upon meeting certain annual performance criteria over the next four years. We will recognize compensation expense for these options as the performance criteria are being achieved. In addition, we granted 42,500 options to purchase shares of common stock to three non-employees, two of whom are members of our board of directors. These options vest over three years and have a three-year term. We will begin to recognize compensation expense for these service options in the quarter ending June 30, 1999. While the ultimate amount of compensation expense for these arrangements is unknown, the amount could be substantial as it will be measured based on the value of the options when the options vest.

        Interest Expense. For the quarters ended March 31, 1999, December 31, 1998, and March 31, 1998, interest expense was $423,000, $346,000 and $3,000, respectively. Interest expense for the quarters ended March 31, 1999 and December 31, 1998 relates to borrowings the Company entered into to finance equipment purchases and improvements to the Company's Internet service exchange facilities in San Jose, California and Vienna, Virginia. The Company expects that interest expense will continue to increase in absolute dollars as the Company enters into additional equipment leases and borrowing facilities to finance expansion, including the development of its planned second Internet Service Exchange facility in San Jose, California and its facility planned in New York, New York.

        Interest and Other Income. Interest and other income was $694,000, $162,000 and $22,000 for the quarters ended March 31, 1999, December 31, 1998 and March 31, 1998, respectively. Compared to the two earlier quarters, the increased interest income for the quarter ended March 31, 1999 resulted from interest earned on higher average cash balances. The increased average cash balances were due in large part to the Company's equity offerings during the first and second quarters of fiscal 1999.

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1998 AND 1999

        Revenues. Our revenues increased 301% from $2.1 million for the nine months ended March 31, 1998 to $8.3 million for the nine months ended March 31, 1999. This growth in revenues resulted primarily from an increase in the number of customers, from 221 customers at March 31, 1998 to 449 customers at March 31, 1999. One customer, RemarQ Communities, Inc. (formerly named Supernews, Inc.), accounted for 13.3% of revenues for the nine months ended March 31, 1998 and 8.5% of revenues for the nine months ended March 31, 1999. Our agreement with RemarQ Communities, Inc. has a term of one year, which expires July 1999, and does not contain any minimum bandwidth usage requirements.

        Data Communications and Telecommunications. Our data communications and telecommunications expenses increased 350% from $1.3 million for the nine months ended March 31, 1998 to $5.7 million for the nine months ended March 31, 1999. The increase is primarily due to the growth in our customer base and usage of additional bandwidth.

        Network Operations. Our network operations expenses increased 334% from $856,000 for the nine months ended March 31, 1998 to $3.7 million for the nine months ended March 31, 1999. The increase is primarily due to the hiring of additional operations and engineering personnel and associated costs. Most recently, a significant factor in the increase has been due to the increased staffing at the Vienna, Virginia Internet service exchange facility.

        Sales and Marketing. Sales and marketing expenses increased 599% from $908,000 for the nine months ended March 31, 1998 to $6.3 million for the nine months ended March 31, 1999. This increase was due primarily to increased compensation and related expenses resulting from the hiring of additional sales and marketing personnel and increases in trade show, advertising and marketing program costs.

        General and Administrative. General and administrative expenses increased 285% from $960,000 for the nine months ended March 31, 1998 to $3.7 million for the nine months ended March 31, 1999. This increase was primarily due to increased compensation and related benefits associated with additional personnel, increased professional services fees and the costs associated with supporting our expansion.

        Depreciation and Amortization. Our depreciation and amortization expenses increased 570% from $299,000 for the nine months ended March 31, 1998 to $2.0 million for the nine months ended March 31, 1999. The increase is primarily due to capital expenditures incurred during the second half of fiscal 1998 and the first three quarters of fiscal 1999 related to facility improvement and construction costs in San Jose, California, the construction of our Internet service exchange facility in Vienna, Virginia, and additional telecommunications equipment.

        Stock-based Compensation. For the nine months ended March 31, 1998 and March 31, 1999, stock-based compensation expenses were $509,000 and $1.3 million, respectively. Stock-based compensation in fiscal 1999 related primarily to the acceleration of the vesting of certain options upon the closing of the Company's initial public offering and to services rendered during fiscal 1999.

        Interest Expense. Interest expense was $128,000 for the nine months ended March 31, 1998 compared to $916,000 for the nine months ended March 31, 1999. Interest expense for the nine months ended March 31, 1998 was primarily related to convertible debt. Interest expense for the nine months ended March 31, 1999 related to borrowings to finance equipment purchases and improvements to our Internet service exchange facilities in San Jose, California and Vienna, Virginia.

        Interest and Other Income. Interest and other income was $31,000 for the nine months ended March 31, 1998 compared to $977,000 for the nine months ended March 31, 1999. Interest income for the nine months ended March 31, 1999 related primarily to our higher cash balances as a result of our recent initial public offering.

YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to distinguish 21st century dates from 20th century dates. This could result in system failures or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

We have begun the first phase of our Year 2000 readiness review. The review will include assessment, implementation, testing and contingency planning. To date, we have evaluated our internally developed software and believe that this software is Year 2000 compliant. However, we utilize software and hardware developed by third parties both for our network and internal information systems. We have not done any testing of such third party software to determine if such software is Year 2000 compliant. We have sought assurances from some of our vendors, and intend to continue to seek assurances from others, that such vendors products are or will be Year 2000 compliant.

We expect to continue assessing and testing our internal information technology and non-information technology systems into 1999. We are not currently aware of any material operations issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

Based upon the public filings and press releases of our primary equipment, telecommunications and data communications providers, we are aware that all such providers are in the process of reviewing and implementing their own Year 2000 compliance programs. Since we do not believe that we will be afforded the opportunity to test the systems of these providers, we will seek assurances from them that they are Year 2000 compliant. If our primary vendors experience business interruptions as a result of the failure to achieve Year 2000 compliance, our ability to provide Internet connectivity could be impaired, which could have a material adverse effect on our business, results of operations and financial condition.

We do not currently have any information regarding the Year 2000 status of our customers, most of whom are private companies. However, we are in the process of developing a plan to survey all of our customers regarding their Year 2000 compliance. As is the case with similarly situated companies, if our customers experience Year 2000 problems, which result in business interruptions or otherwise impact their operations, we could experience a decrease in the demand for our services, which could have a material adverse impact on our business, results of operations and financial condition.

We have not incurred any significant expenses to date associated with our Year 2000 plan and are not aware of any material costs associated with our anticipated Year 2000 efforts. We believe that a material loss of revenues would arise if our major customers or providers fail to achieve Year 2000 readiness. We have not yet developed a comprehensive contingency plan to address the issues which could result from such failure.

LIQUIDITY AND CAPITAL RESOURCES

We had cash and cash equivalents of $44.9 million at March 31, 1999, compared to $8.1 million at June 30, 1998.

On April 30, 1999, the Company sold 2,825,178 shares of Common Stock in an underwritten public offering at a price of $85.00 per share and on May 5, 1999 sold an additional 600,000 shares through the exercise of the underwriters' over allotment option. As part of this offering, selling stockholders also sold 1,174,822 shares. Net proceeds to the Company were $273.5 million.

On March 30, 1999, the Company announced that it would effect a 2 for 1 stock split in the form of a stock dividend to holders of record on April 14, 1999, payable at the end of business May 7, 1999. Pro forma basic and diluted per share reflects, on a pro forma basis, the 2 for 1 stock split. No other share or per share information discussed in this Form 10-Q has been restated to reflect the split.

Net cash used in operating activities was $6.8 million for the nine months ended March 31, 1999 and is primarily attributable to our net losses. These losses were partially offset by depreciation and amortization, stock-based compensation expense and increases in accounts payable and accrued liabilities.

Net cash used by investing activities was $29.8 million for the nine months ended March 31, 1999 and consists primarily of purchases of property and equipment, including costs associated with the establishment of our Internet service exchange facility in Vienna, Virginia and the expansion of our Internet service exchange facility in San Jose, California. In addition, for the nine months ended March 31, 1999, we used cash to pay $8.3 million toward the purchase of rights to use fiber optic cable capacity.

Net cash provided by financing activities was $73.3 million for the nine months ended March 31, 1999 and resulted primarily from the proceeds of our initial public offering and, to a lesser extent, the issuance of convertible preferred stock and utilization of our equipment financing facility, partially offset by debt and capital lease repayments.

We have a $15 million equipment financing arrangement. Borrowings under this arrangement are payable in 42 monthly installments. Borrowings incurred bear interest ranging from 13.3% to 15.1%. As of March 31, 1999, approximately $1.2 million remained available for borrowings under this arrangement. We expect to utilize the available credit for the development of the planned second Internet service exchange facility in San Jose, California. We also have a $2.5 million equipment lease facility, of which $920,000 was available for future use at March 31, 1999. We intend to enter into an additional equipment financing arrangement for up to $10 million. We might not be able to enter into this arrangement on reasonable terms or at all.

We have a $750,000 line of credit facility with a bank, none of which was outstanding at March 31, 1999. Borrowings under the line of credit facility bear interest at the bank's prime rate plus 1% and the line of credit facility expires in May 1999.

We currently expect to utilize approximately $56 million to $72 million for capital expenditures in connection with the development of additional Internet service exchange facilities in San Jose, California, New York, New York and in the Washington, D.C. area.

In connection with a December 1998 agreement for the purchase of the right to use fiber optic cable capacity between the U.S. and the United Kingdom, we have a remaining commitment to pay $800,000 as of March 31, 1999. In March 1999, we entered into an agreement for the purchase of the right to use capacity on a fiber optic cable system between the U.S. and the Netherlands which commits us to pay $7.5 million in a series of installments through calendar year 1999. Any outstanding amounts payable will bear interest at an annual rate of 10.5%. Our commitment to pay the $7.5 million is conditioned on us entering into an additional agreement to purchase fiber optic cable capacity connecting certain European cities. If we enter into the contemplated agreement to purchase fiber optic cable capacity to connect certain European cities, we expect to pay up to approximately $11.0 million for the right to use this capacity. We might not be able to enter into this agreement on reasonable terms or at all. We may enter into agreements for the right to use fiber capacity or other types of arrangements to secure capacity for Europe, Asia and the Pacific Rim. These agreements may require us to make substantial up front payments for long-term capacity.

We believe that we have sufficient working capital and available bank credit to finance our operations and planned capital expenditures for at least the next 12 months. We may require additional funds during or after this period to support our working capital requirements or for other uses, including potential acquisitions and investments, and may seek to raise additional funds through public or private equity or debt financings or other sources. Additional financing might not be available at all or on favorable terms.

OTHER FACTORS AFFECTING OPERATING RESULTS, LIQUIDITY AND CAPITAL RESOURCES

BECAUSE WE HAVE A LIMITED OPERATING HISTORY, OUR BUSINESS IS DIFFICULT TO
EVALUATE

We were incorporated in March 1996 and began offering our co-location and Internet connectivity services to content providers through our first facility in July 1996. We introduced our co-location and Internet connectivity services to Internet service providers in August 1997 and began operating our second Internet service exchange facility in Vienna, Virginia, in July 1998. Accordingly, we have a limited operating history, and we face all of the risks and uncertainties encountered by early-stage companies. Also, because we have a limited operating history, our past results may not be meaningful and you should not rely on them as indicators of our future performance. In addition, our prospects must be considered in light of the risks, expenses and difficulties associated with the new and rapidly evolving market for co-location and Internet connectivity services. In sum, because of our limited history and the youth and inherent risks of our industry, predictions of our future performance are very difficult.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND ANTICIPATE CONTINUING AND INCREASING LOSSES

Since our inception we have incurred substantial losses. We expect our losses to significantly increase as we make further investments. We experienced net losses of $1.8 million, $5.4 million and $14.4 million in fiscal years 1997 and 1998, and for the nine months ended March 31, 1999. As of March 31, 1999, we had an accumulated deficit of $21.7 million. Our losses are expected to increase as we intend to:

        o       substantially increase our sales and marketing activities;

        o establish additional Internet service exchange facilities in San Jose, California, New York, New York, and the Washington D.C. area;

        o purchase additional rights to use capacity on fiber optic cable systems;

        o establish joint ventures with foreign entities developing international Internet service exchange facilities; and

        o expand our global network through purchases of long-term capacity and related equipment.

We face significant challenges before we can become profitable. These challenges include our ability to:

        o increase our customer base and maintain existing customer relationships;

        o       expand domestically and internationally;

        o       provide scalable, reliable and cost-effective services;

        o develop our infrastructure to accommodate expanded and new facilities, additional customers and the increase of our network capacity;

        o       expand our channels of distribution;

        o       effectively establish our brand name;

        o       retain and motivate qualified personnel; and

        o       continue to respond to competitive developments.

Although we have experienced significant growth in revenues in recent periods, we do not believe that this growth rate is necessarily a good indication of future operating results. We might not ever achieve or sustain profitability.

OUR BUSINESS WILL SUFFER IF WE DO NOT EXPAND AND MAINTAIN OUR CUSTOMER BASE

Our success depends on the continued growth of our customer base and the retention of our customers. Our ability to attract new customers depends on a variety of factors, including:

        o the willingness of businesses to outsource their Internet operations;

        o       the reliability and cost-effectiveness of our services; and

        o       our ability to effectively market such services.

To attract new customers we intend to significantly increase our sales and marketing expenditures. However, our efforts might not result in more sales as a result of the following factors:

        o       we may be unsuccessful in implementing our marketing strategies;

        o we may be unsuccessful in hiring a sufficient number of qualified sales and marketing personnel; and

        o       any implemented strategies might not result in increased sales.

Our marketing efforts include developing relationships with hardware providers, system integrators, value added resellers and Web hosting companies. We may limit our ability to increase revenues if we fail to develop these relationships.

In the past, we have lost customers to other service providers for various reasons, including lower prices and other incentives offered by competitors that we do not match. Our customers might terminate or decide not to renew their commitments to use our services. A majority of our customer contracts are cancelable on 30 days notice.

WE EXPECT OUR OPERATING RESULTS TO FLUCTUATE

We have experienced significant fluctuations in our operating results from quarter to quarter. As a result of these fluctuations, period to period comparison of our operating results is not necessarily meaningful and should not be relied upon as an indicator of future performance. We expect our future operating results to fluctuate. Factors that are likely to cause these fluctuations include:

        o       demand for and market acceptance of our services;

        o capacity utilization of our Internet service exchange facilities;

        o fluctuations in data communications and telecommunications costs;

        o       customer retention;

        o       the timing and magnitude of capital expenditures;

        o       costs relating to the expansion of operations;

        o expansion of existing facilities and completion of new facilities;

        o       fluctuations in bandwidth used by customers;

        o introductions of new services or enhancements by us and our competitors;

        o       the timing of customer installations and related payments;

        o       the ability to maintain or increase peering relationships;

        o       provisions for customer discounts and credits;

        o       changes in our pricing policies and those of our competitors;

        o       changes in regulatory laws and policies;

        o economic conditions, particularly those related to the Internet industry;

        o difficulties in collecting accounts receivable, particularly because many of our customers are in an emerging stage;

        o compensation costs related to certain option grants and warrants; and

        o decreased revenues during the summer months and other seasonal effects on sales.

In addition, a relatively large portion of our expenses are fixed in the short-term, particularly with respect to data communications and telecommunications costs, depreciation, real estate and personnel. Our future operating results will be particularly sensitive to fluctuations in revenues because of these and other short-term fixed costs.

WE MAY FACE PROBLEMS IN CONNECTION WITH OUR EXPANSION PLANS

We are currently expanding our West Coast campus by developing an additional Internet service exchange facility in San Jose, California. In addition, we are planning to expand our East Coast campus by developing additional Internet service exchange facilities in New York, New York and in the Washington D.C. area. The successful expansion of these campuses will involve significant planning and resources. We may face problems in connection with our expansion plans and, as a result, these expansion plans may be delayed or never completed. We have not yet entered into a facility lease for our planned facility in the Washington D.C. area. Our expansion plans will face many obstacles. In order to carry out our expansion plans, we must:

        o       obtain the necessary permits and approvals;

        o       enter into leases for proposed facilities;

        o       pass the required inspections; and

        o hire the necessary contractors, builders, electricians, architects and designers.

Our expansion plans are subject to risks, such as:

        o       construction delay;

        o       cost estimation errors or overruns;

        o       equipment and material delays or shortages;

        o       inability to obtain necessary permits on a timely basis;

        o strain on management and diversion of our attention from day-to-day operations;

        o failure to timely hire the necessary employees, including management and sales personnel; and

        o       failure to predict customer demand for new facilities.

In addition, our costs will increase as we expand. These increased costs include:

        o       expenses associated with hiring;

        o       training and managing new employees;

        o       purchasing new equipment;

        o       implementing power and redundancy systems;

        o implementing multiple data communications and telecommunications connections; and

        o       leasing additional real estate and depreciation.

WE HAVE A LONG SALES CYCLE

A customer's decision to purchase our services involves a significant commitment of resources. As a result, we have a long sales cycle. We also need to educate customers regarding the benefits of co-location and Internet connectivity services. We generally incur significant expenses in sales and marketing prior to getting customer commitments for our services. As a result, our inability to get customer commitments or delays due to the lengthy sales cycles could significantly harm our operating results.

WE DEPEND ON THIRD PARTIES TO ESTABLISH AND OPERATE INTERNATIONAL INTERNET SERVICE EXCHANGES

As part of our strategy, we plan to continue to make investments in joint ventures and foreign companies that are expected to develop regional Internet service exchange facilities in Europe and Asia and to license our trademarks and technology to these entities. We do not expect to control or manage any of these foreign entities. As a result, we will be required to depend on the management of these foreign entities to successfully establish and operate these regional Internet service exchange facilities.

The ability of these foreign entities to successfully establish and operate Internet service exchange facilities is subject to a number of risks over which we will have little or no control. These risks include:

        o the inability to set up a data communications and telecommunications infrastructure in a cost-effective manner;

        o       the inability to compete effectively in international markets;
                and

        o a potentially more rigorous set of laws within each foreign country.

These foreign entities are expected to operate under the AboveNet name. If these foreign entities are not successful, they could significantly damage our reputation and brand equity. Also, we have granted exclusive licenses in Austria, Germany and the United Kingdom and expect to do the same in other countries. Under the terms of the license agreements, the foreign companies have at least one year in which to meet their performance targets before they risk losing exclusivity in their territories. Because of these restrictions, if the foreign companies are not successful, we will not be able to enter those markets on our own or with other third parties for a significant period of time.

While our international sales are typically denominated in U.S. dollars, fluctuations in currency exchange rates could cause our services to become relatively more expensive to customers in a particular country, potentially leading to a reduction in sales to local customers.

WE FACE INTENSE COMPETITION FROM OTHER COMPANIES

Our business is intensely competitive. We expect to face additional competition from existing competitors and new market entrants in the future as there are few substantial barriers to entering the co-location service business. We must distinguish ourselves through the quality of our network performance, service offerings and brand name recognition. We may be unsuccessful in doing this. In addition, our business model of establishing centralized Internet service exchange facilities may not be widely adopted over the model established by other outsource providers who have developed and are continuing to develop numerous geographically dispersed facilities. We cannot be certain that we will have the resources or expertise to compete successfully in the future.

Some of our competitors have certain advantages over us. These advantages include:

        o substantially greater financial, technical and marketing resources;

        o       larger customer bases;

        o       longer operating histories;

        o       greater name recognition; and

        o       more established relationships in the industry.

Our competitors may be able to utilize these advantages to:

        o       expand their offerings more quickly;

        o adapt to new or emerging technologies and changes in customer requirements more quickly;

        o take advantage of acquisitions and other opportunities more readily;

        o devote greater resources to the marketing and sale of their services; and

        o       adopt more aggressive pricing and incentive policies.

In addition, some of our competitors have offered co-location services at prices lower than ours. Furthermore, some competitors offer incentives we do not match. These incentives include free start-up and domain name registration, periods of free service and low-priced Internet access. This and future price competition may have a material adverse effect on our business and operating results.

In addition, some competitors have entered into joint ventures, consortiums or consolidations to provide services competitive with our services. As a result, these competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall costs of their services relative to our services. We might not be able to offset the effects of those price reductions. We also believe that companies seeking co-location and Internet connectivity for their business critical Internet operations may use more than one company to provide this service. As a result, these customers would be able to shift the amount of service and bandwidth usage from one provider to another more easily. We may also face competition from our suppliers.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH EFFECTIVELY

Our operating results and financial condition could suffer if we do not effectively manage any growth that may occur. We have recently experienced a period of rapid growth with respect to the expansion of our Internet service exchange facilities and our customer base.
To manage our growth effectively, we must continue to:

        o       expand our operating and financial procedures and controls;

        o replace or upgrade our operational, financial and management information systems;

        o       attract, train, motivate, manage and retain key employees; and

        o increase substantially the size of our sales and marketing organization.

WE MAY NOT BE ABLE TO HIRE OR RETAIN THE KEY EMPLOYEES WE NEED

The market for highly qualified personnel is very competitive. Particularly, we are dependent on our ability to increase significantly the size of our sales and marketing organization. If we are unable to hire the key personnel we need, we may provide poor service and have difficulty signing up new customers.

In addition, we depend on the ability of a new management team to effectively execute our strategies. We recently hired many of our key employees. Between August and December 1998, we hired our Senior Vice President and Chief Financial Officer, our Vice President of Construction and Real Estate and our Vice President of Marketing. In December 1998, we promoted an employee to Vice President of Sales. Our Vice President of Engineering joined us in February 1999. Because many members of our management team have worked together only for a short period of time, we need to integrate these officers into our operations.

We may lose some of our key personnel and any loss may have an adverse effect on our business. It is important that we retain our Chief Executive Officer, Sherman Tuan, President and Chief Operating Officer, Warren J. Kaplan, Chief Technical Officer, David Rand, and Senior Vice President of Sales and Marketing, David Dembitz. Any of our officers or employees can quit at any time. We maintain a key man insurance policy in the amount of approximately $1.1 million on the life of Mr. Tuan, but no policy on any other executive officers. Also, all options to purchase common stock held by Mr. Kaplan vested upon our initial public offering.

WE MUST MAINTAIN AND INCREASE PEERING RELATIONSHIPS

The Internet is comprised of network providers who operate their own networks and interconnect their networks at various public and private points. These interconnections are called peering arrangements. Our establishment and maintenance of peering relationships is necessary in order to effectively exchange traffic with Internet service providers without having to pay the higher costs of transit services and in order to maintain high network performance levels. These arrangements are not subject to regulation and are subject to changes in terms, conditions or costs. We may not be able to provide our customers with affordable services if we are unable to maintain and increase peering relationships with Internet service providers.

In addition, any increase in the costs associated with access to the Internet that we are unable to pass to our customers may affect our financial condition and operating results. We may have to pay increasing amounts to maintain our relationships with Internet service providers to the point where it becomes necessary to find alternatives. These Internet service providers may increase their prices. In turn, we may be required to identify alternative methods to distribute our customers' content. These alternatives may not exist.

WE DEPEND ON THIRD PARTY SUPPLIERS

We depend on third parties to maintain and provide us key components for our network infrastructure. Our financial condition may suffer if the third parties we depend on to provide our network infrastructure either increase their cost to us or fail to maintain the operational integrity of their networks. We, and our customers, depend upon data communications and telecommunications providers, such as MCI WorldCom, Sprint, Pacific Bell, Teleport Communications Group, a subsidiary of AT&T, and WinStar Communications, Inc., to provide the data communications and telecommunications capacity we require. As a result, the service we provide our customers may be interrupted if our data communications and telecommunications providers' systems fail or if they stop providing us the data communications and telecommunications capacity that we need. If the systems of our providers fail, our reputation could be harmed or our customers could leave. We recently settled a dispute with WinStar Communications, Inc., one of our major suppliers of telecommunications capacity, over currently invoiced amounts and credits available to apply against amounts invoiced in the future. As a result of the settlement we amended our agreement and, among other things, extended the term under which WinStar will provide us with telecommunications capacity. In addition, MCI WorldCom is a current competitor of ours. Other data communications providers are potential competitors of ours.

Furthermore, some equipment we depend on is available only from limited sources because of the quantities and quality we demand. Currently, we order all of our routers from Cisco Systems, Inc. We believe we could find alternative sources to supply routers in the event routers from Cisco Systems were unavailable. However, we would need to train our personnel in the use of these alternative routers. This training could cause delay or interruption of our services.

We have purchased fiber optic cable capacity between the U.S. and the United Kingdom from affiliates of Global Crossing Ltd. In March 1999, we entered into an agreement with Global Crossing to purchase fiber optic cable capacity between the U.S. and the Netherlands. This agreement is subject to us entering into an additional agreement with Global Crossing for fiber optic cable capacity connecting certain European cities. If the contemplated agreement is entered into, we will be dependent on Global Crossing for fiber optic cable connectivity to and within Europe. Global Crossing Holding Ltd., the parent of Global Crossing, Ltd., is acquiring Frontier Global, Inc., a competitor of ours.

OUR SYSTEMS OR OTHER SYSTEMS ON WHICH WE DEPEND MAY FAIL

Our customers depend on our ability to provide continuous service. As a result, if our service is interrupted, our reputation will be harmed and our customers may leave. Our systems and our customers' systems risk damage from numerous forces, including:

        o       human error;

        o       fire;

        o       earthquakes;

        o       floods;

        o       power loss;

        o       telecommunications failures; or

        o       sabotage or vandalism.

In addition, our operations may be disrupted due to unannounced or unexpected changes in transmission protocols or other technology.

We may be subject to legal claims and be liable for losses suffered by our customers for disruption of service or damage to customer equipment. Our contracts with our customers attempt to eliminate our liability for consequential or punitive damages and for damage to customer equipment not caused by our gross negligence or willful acts. However, those provisions may not protect us from being held liable for those damages.

THE MARKET FOR CO-LOCATION AND INTERNET CONNECTIVITY SERVICES IS NEW AND MAY NOT GROW

The market for co-location and Internet connectivity services is new and evolving. As a result, our financial condition will be harmed if the market fails to develop, or develops more slowly than we expect. The growth of the market depends on several uncertain events or occurrences. These events or occurrences include:

        o the growth of the Internet as a global communication and commerce medium;

        o the willingness of businesses to co-locate their Internet operations; and

        o our ability to successfully and cost-effectively market our services to a sufficiently large number of customers.

Our business may also suffer if our services do not achieve widespread acceptance in this new market.

WE MUST BE ABLE TO EXPAND AND ADAPT OUR NETWORK INFRASTRUCTURE

We must continue to expand and adapt our network as the number of its users grow, as its users place increasing demands on it, and as requirements change. If we are unable to expand and adapt our network infrastructure, we may lose customers. We have had limited deployment of our services. Accordingly, it is difficult to determine if our network will be able to handle, connect and manage large numbers of users at high transmission speeds. We may not be able to provide our customers with the increasing levels of data transmission capacity that they may require for a number of reasons, such as our possible inability to raise the funds needed to develop the network infrastructure to maintain adequate data transmission speeds and the lack of additional network capacity from third-party suppliers. In addition, any future attempts we make to bolster our network may be delayed or cause further complications. We may encounter equipment or software incompatibility, among other things, if we upgrade our network to increase its capacity. This may cause delays in our attempts to expand or improve our services.

WE MAY FACE RISKS AND COSTS ASSOCIATED WITH POTENTIAL FUTURE ACQUISITIONS

The costs and risks we may face if we consummate acquisitions of key technologies or companies in the future may have an adverse impact on us. An acquisition may result in the use of significant amounts of cash, potentially dilutive issuances of equity securities, incurrence of debt or amortization expenses related to goodwill and other intangible assets. Any acquisitions we may engage in may involve numerous risks. These risks include:

        o difficulties in the assimilation of the operations, technologies, products and personnel of the acquired company;

        o the diversion of management's attention from other business concerns;

        o risks related to entering markets in which we have no or limited direct prior experience; and

        o       potential loss of key employees of the acquired company.

Our financial condition and operating results may be adversely affected if any acquisitions occur.

WE DEPEND ON THE GROWTH AND PERFORMANCE OF THE INTERNET

Our success will depend in large part on growth in the use of the Internet. The growth of the Internet is highly uncertain and depends on a variety of factors. These factors include security, reliability, cost, ease of access, quality of service and necessary increases in bandwidth availability. In addition, broad adoption of the Internet for most business applications will require the acceptance of a new medium of conducting business and exchanging information.

The recent growth in the use of the Internet has placed strain on the Internet. This increased use has required the upgrade of routers and switches, telecommunications links and other components forming the infrastructure of the Internet by Internet service providers and other organizations with links to the Internet. Any perceived weakening in the performance of the Internet could undermine the benefits of our services. The benefits of our services are ultimately dependent upon the speed and reliability of the networks operated by third parties. Consequently, the emergence and growth of our market is dependent on improvements being made to the entire Internet infrastructure to alleviate overloading and congestion.

WE MAY NOT BE ABLE TO KEEP PACE WITH RAPID TECHNOLOGICAL CHANGES OR EMERGING INDUSTRY STANDARDS

Our services will become relatively less useful to our customers if we are unable to respond to technological advances. Our future success depends, in part, on our ability to address the increasingly sophisticated and varied needs of our current and prospective customers. Keeping pace with technological advances in our industry may require substantial expenditures and lead time.

In addition, future advances in technology may harm our business. We may not be able to incorporate technological advances on a cost-effective or timely basis into our business. Future technological advances may also make our services unnecessary or less cost-effective for our customers. Also technological advances may encourage businesses to rely on in-house personnel and equipment to furnish the services we currently provide.

We currently intend to support emerging standards if they become established and our failure to conform to prevailing standards or the failure of a common standard to emerge could hurt our business.

WE FACE RISKS ASSOCIATED WITH THE SECURITY OF OUR SYSTEMS

Despite our design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional action and other disruptions could occur. In addition, we may incur significant costs to prevent breaches in security or to alleviate problems caused by such breaches. Any breaches that may occur could result in liability to us, loss of existing customers and the deterrence of future customers. We have been sued by a customer alleging that we negligently allowed the customer's consultant access to the customer's servers co-located at our San Jose facility.

WE OPERATE IN AN UNCERTAIN LEGAL LANDSCAPE

The adoption and interpretation of any future or currently existing regulations might have a negative impact on our business. The Internet and our market are relatively new. Many of the laws and regulations that govern us have yet to be interpreted or enforced. It is likely that in the future many new laws will take effect that will regulate the Internet and our industry. The applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. Current and future laws and regulations may:

        o       decrease the growth of the Internet;

        o       decrease demand for our services; and

        o impose taxes or other costly technical requirements or otherwise increase the cost of doing business.

We operate over the Internet in multiple states and foreign countries. In addition, we facilitate sales by our customers to end users located in many states and foreign jurisdictions. As a result, we are potentially subject to the laws and regulations of jurisdictions in which we are not qualified to do business. These jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or foreign country, potentially subjecting us to additional taxes and lawsuits in these jurisdictions.

WE MAY FACE LIABILITY AND OTHER RISKS AS A RESULT OF INFORMATION DISSEMINATED THROUGH OUR NETWORK

The liability we may face as a result of information disseminated through our network could have a negative impact on our financial condition. The law relating to the liability of online services companies and Internet access providers for information carried on or disseminated through their networks is currently unsettled. It is possible that claims could be made against online services companies, co-location companies and Internet access providers under both United States and foreign law for defamation, negligence, copyright or trademark infringement or under other legal theories. Content distributed by some of our current or future customers may be regulated or banned. We may lose some of our customers if their content is regulated. We have received letters from recipients of information transmitted by our customers objecting to the nature and content of the information. Several private lawsuits seeking to impose liability on online services companies and Internet access providers are currently pending. In addition, legislation has been recently passed and continues to be proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information.

We may need to implement measures to reduce our exposure to this potential liability. These measures may require the expenditure of substantial resources. We also may need to discontinue certain service offerings. The increased attention focused upon liability issues as a result of these lawsuits, new laws and legislative proposals could impact the growth of Internet use. We carry general liability insurance, but it may not be adequate to compensate or may not cover us in the event we become liable for information carried on or disseminated through our networks.

In addition, some of our customers have sent unsolicited commercial e-mails from servers co-located at our facilities to massive numbers of people, typically to advertise products or services. This practice, known as "spamming," can lead to complaints against service providers that enable such activities, particularly where recipients view the materials received as offensive. Internet service providers and other online services companies might deny network access to us if undesired content or spamming were to be transmitted from servers co-located by us. In addition, legislation that prohibits "spamming" has recently been passed, and continues to be proposed. The loss of these services could adversely affect our business and operating results.

THE PROTECTION OF OUR PROPRIETARY INFORMATION IS LIMITED

We have no patented technology. We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect certain proprietary rights in our technology. The steps we have taken to protect our intellectual property may be insufficient. Our technology may be misappropriated or a third party may independently develop similar technologies. The laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the U.S.

WE MAY BE ACCUSED OF INFRINGING THE PROPRIETARY RIGHTS OF OTHERS

Our business may be adversely affected by a claim that we are infringing the proprietary rights of others. We have not been notified that we infringe the proprietary rights of third parties. However, we might face claims of infringement in the future. Any claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service delays or require us to enter into royalty or licensing agreements. Any royalty or licensing agreements required might not be available at all or on terms acceptable to us.

ADDITIONAL FUNDING MAY NOT BE AVAILABLE IF WE NEED IT

Our business may suffer if we require additional funding and are not able to obtain it. We expect to incur significant expenditures as part of our expansion plans. In March 1999, we entered into a commitment to pay $7.5 million for additional fiber optic capacity. This $7.5 million commitment is subject to us entering into an additional commitment to purchase fiber optic capacity connecting certain European cities, which commitment is expected to be approximately $11.0 million. We might not enter into the commitment to purchase fiber optic cable capacity connecting certain European cities on reasonable terms or at all. We intend to enter into additional arrangements to secure fiber optic capacity for Europe, Asia and the Pacific Rim. These agreements may require us to make substantial up front payments for long-term capacity that could require us to seek additional debt or equity financing. In addition, we have investment commitments and plan to continue to make future investments in joint ventures and foreign companies to develop international Internet service exchange facilities.

We are currently seeking to enter into an equipment financing arrangement for up to $10.0 million. This financing and any future financing may not be available if required or may only be available on terms that are not favorable to us. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders could be significantly diluted. Any new equity securities may have rights, preferences or privileges senior to those of our stockholders.

WE FACE RISKS ASSOCIATED WITH THE YEAR 2000 COMPUTER PROBLEM

Although we have taken precautions, we may still encounter problems attributable to the Year 2000 issue. Many currently installed computer systems and software products are coded to accept only two digit dates. These systems will need to distinguish 21st century dates from 20th century dates. Any inability to do so could result in system failures or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements.

We are in the process of establishing procedures for evaluating and managing the risks and costs associated with this problem. We believe our computer systems on a stand-alone basis are currently Year 2000 compliant. However, we cannot assure you that our computer systems are Year 2000 compliant.

We may face losses due to the failure of our customers or suppliers to ensure that their systems are Year 2000 compliant. Many of our customers' and suppliers' Internet operations may be impacted by Year 2000 complications. This impact may result in decreased Internet usage or the delay or inability to obtain necessary data communications and telecommunications capacity. These delays may have a direct effect on our operations.

PART II. OTHER INFORMATION


                          ABOVENET COMMUNICATIONS INC.


ITEM 1. LEGAL PROCEEDINGS.

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

The effective date of the Registration Statement filed on Form S-1 under the Securities Act of 1933, as amended (File No. 333-75795), was April 30, 1999. The class of securities registered was Common Stock. The offering commenced on April 30, 1999 and was consummated on May 5, 1999. The managing underwriters for the offering were CIBC World Markets, Lehman Brothers, PaineWebber Incorporated and Volpe Brown Whelan & Company. Pursuant to the Registration Statement, 4,600,000 shares of the Company's Common Stock were sold. Of the shares sold, 3,425,178 shares were issued and sold by the Company and 1,174,822 shares were sold by selling stockholders. The Company estimated expenses of approximately $23.3 million of which $22.4 million represented underwriting discounts and commissions and approximately $900,000 represented other expenses related to the offering. The net proceeds to the Company after total expenses were approximately $273.5 million.

On May 7, 1999, the Company effected a two-for-one stock split of its Common Stock by distributing to each stockholder of record on April 14, 1999 one share of Common Stock for every outstanding share of Common Stock held by them on that date.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

We effected a 2 for 1 stock split of our common stock on May 7, 1999. The stock split was announced on March 30, 1999 and was effected through the issuance of a stock dividend to all stockholders of record on April 14, 1999, entitling them to receive one share for every outstanding share of common stock held by them on that date.

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

10.34 Letter Agreement by and between Global Crossing Ltd. And Registrant, dated March 23, 1999 incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.35 Agreement of Lease between 111 Eighth Avenue LLC and Registrant, dated January, 1999 (Registrant lease from 111 Eighth Avenue LLC portion of 2nd Floor, 111 Eighth Ave., New York, NY) incorporated herein by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.36 Shareholders Agreement by and between Raiffeisen Rechenzentrum Ges. m.b.H. and Registrant, dated March 8, 1999 incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.37 Cooperation Agreement, by and between Registrant and AboveNet Deutschland GmbH, dated March 25, 1999 incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.38 Shareholder Agreement relating to AboveNet UK Limited, by and between Registrant, Mr. W. Dobbie and Mr. A. MacSween and AboveNet UK Limited, dated March, 1999 incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.39 *Amendment Three to GoodNet Network Access Agreement between Winstar Wireless, Inc. and Registrant, dated May 10, 1999.

27.1    Financial Data Schedule

*       Confidential treatment requested as to certain portions of exhibit.

(b)     Reports on Form 8-K.

None.

                          ABOVENET COMMUNICATIONS INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABOVENET COMMUNICATIONS INC.


Date: May 14, 1999                      By: /s/ David F. Larson
                                           -------------------------------------
                                           David F. Larson
                                           Senior Vice President and Chief
                                           Financial Officer
                                           (Principal Financial Officer)



Date: May 14, 1999                          /s/ Kevin Hourigan
                                           -------------------------------------
                                           Kevin Hourigan
                                           Vice President of Finance and
                                           Controller (Principal Accounting
                                           Officer)

                                  EXHIBIT INDEX

Exhibit No                       Exhibit Title
----------                       -------------
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

10.34 Letter Agreement by and between Global Crossing Ltd. And Registrant, dated March 23, 1999 incorporated herein by reference to Exhibit 10.34 of the Company's Registration Statement on Form S-1 (File No.
        333-75795).

10.35   Agreement of Lease between 111 Eighth Avenue LLC and Registrant, dated
        January, 1999 (Registrant lease from 111 Eighth Avenue LLC portion of
        2nd Floor, 111 Eighth Ave., New York, NY) incorporated herein by reference to Exhibit 10.35 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.36   Shareholders Agreement by and between Raiffeisen Rechenzentrum Ges.
        m.b.H. and Registrant, dated March 8, 1999 incorporated herein by reference to Exhibit 10.36 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.37   Cooperation Agreement, by and between Registrant and AboveNet
        Deutschland GmbH, dated March 25, 1999 incorporated herein by reference to Exhibit 10.37 of the Company's Registration Statement on Form S-1
        (File No. 333-75795).

10.38   Shareholder Agreement relating to AboveNet UK Limited, by and between
        Registrant, Mr. W. Dobbie and Mr. A. MacSween and AboveNet UK Limited, dated March, 1999 incorporated herein by reference to Exhibit 10.38 of the Company's Registration Statement on Form S-1 (File No. 333-75795).

10.39   *Amendment Three to GoodNet Network Access Agreement between Winstar 1.1
        Wireless, Inc. and Registrant, dated May 10, 1999.

27.1    Financial Data Schedule



*       Confidential treatment requested as to certain portions of exhibit.